Form 10-K
period 2025-12-31
Lazard, Inc.
filed 2026-02-23
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2025 was approximately $4,497,454,911.
As of January 30, 2026, there were 111,728,757 shares of the Registrant’s common stock outstanding (including 17,820,877 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for its 2026 annual meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: New York, New York USA

LAZARD, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
Item 1.    Business
Founded in 1848, Lazard is a global financial advisory and asset management firm with operations in North and South America, Europe, the Middle East, Asia, and Australia. Lazard provides advice on mergers and acquisitions, capital markets and capital solutions, restructuring and liability management, geopolitics, and other strategic matters, as well as asset management and investment solutions to institutions, corporations, governments, partnerships, family offices, and high net worth individuals. We aim to deliver independent, differentiated advice and solutions grounded in contextual alpha—the broad insight and judgment needed to navigate macroeconomic, geopolitical, and other factors that we believe help leaders see beyond what the world sees today.
Principal Business Lines
We focus primarily on two business segments: Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.
Financial Advisory
We advise leaders on their most important financial and strategic matters, serving as a trusted advisor whose mission is to ensure the best result for our clients. Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of advisory services including mergers and acquisitions (“M&A”) advisory, strategic capital solutions, shareholder advisory, sovereign advisory, geopolitical advisory, restructuring and liability management, capital raising and placement, and other strategic matters.
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

We earned $1 million or more from 346 clients for the year ended December 31, 2025. For the year ended December 31, 2025, the ten largest fee paying clients constituted approximately 17% of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue.
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
Staffing
We staff each of our assignments with a team of quality professionals who have appropriate product, industry and geographic expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, shareholder advisory and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from senior leadership positions in corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2025, our Financial Advisory segment had 216 managing directors and 1,358 other professionals and support staff.
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
•expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Strategic Capital Solutions, Shareholder Advisory, Sovereign Advisory and Geopolitical Advisory groups;
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
•a stable regulatory environment, especially in the U.S.;
•improved macroeconomic conditions, easing interest rates and stable economic outlook;
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
Our top ten clients accounted for 24% of our total assets under management (“AUM”) as of December 31, 2025, with no client individually contributing more than 10% of our Asset Management segment net revenue. Approximately 82% of our AUM as of December 31, 2025 was managed on behalf of institutional and intermediary clients, including corporations, labor unions, pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 18% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high net worth individuals.
The charts below illustrate the mix of our AUM as of December 31, 2025, measured by product platform and by office location.

AUM BY OFFICE LOCATION

North America
46%
France
19%
U.K.
13%
Rest of Europe
9%
Asia Pacific
13%

Our Asset Management business maintains offices in New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Hong Kong, London, Luxembourg, Lyon, Madrid, Milan, Montreal, Nantes, Paris, Riyadh, San Francisco, Seoul, Singapore, Stockholm, Sydney, Tokyo, Toronto, Vienna and Zurich. These operations, with 124 managing directors and 1,160 other professionals and support staff as of December 31, 2025, provide our Asset Management business with both a global presence and a local identity.
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
•invested in our technology infrastructure and artificial intelligence capabilities to enhance our business; and
•continued to expand our geographic reach where opportunities arise.
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
Employees. As of December 31, 2025, we employed 3,309 full-time people. We operate through two business segments: our Financial Advisory business included 216 managing directors and 1,358 professionals and support staff, and our Asset Management business included 124 managing directors and 1,160 professionals and support staff. Our Corporate segment included 22 managing directors and 429 professionals and support staff. Generally, our employees are not subject to collective bargaining agreements, except that our employees in some offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.
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

Executive Officers of the Registrant
Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 1, 2026, all of whom have been appointed by, and serve at the discretion of, our board of directors.
Peter Orszag, 57
Mr. Orszag became Chairman of the Board of Directors of Lazard, Inc. and Lazard Group effective January 2025 and Chief Executive Officer and a Director of Lazard, Inc. and Lazard Group in October 2023. He previously served as Chief Executive Officer of Financial Advisory from June 2019 until September 2023. Mr. Orszag joined Lazard in May 2016 as a Vice Chairman of Investment Banking from Citigroup, where he was Vice Chairman of Corporate and Investment Banking and Chairman of the Financial Strategy and Solutions Group from January 2011 to February 2016. He has had a distinguished career spanning finance, public policy, and academia. Mr. Orszag served as the Director of the Office of Management and Budget in the Obama Administration from January 2009 to July 2010, and was the Director of the Congressional Budget Office from January 2007 to December 2008. He also served in the Clinton Administration at the Council of Economic Advisers and as Special Assistant to the President for Economic Policy. Mr. Orszag is a member of the National Academy of Medicine and the Council on Foreign Relations, and he serves on the board of the Peterson Institute for International Economics and as a trustee of Mount Sinai Hospital.
Tracy Farr, 42
Mr. Farr became Chief Financial Officer of Lazard, Inc. effective February 1, 2026. Mr. Farr joined Lazard in 2013, and prior to his role as Chief Financial Officer, he served as Managing Director in the firm’s Capital Structure Advisory group, with work spanning industries and geographies, from large public-company transactions to founder-led private clients. He also led the firm’s separations practice and served as a member of its valuation and fairness opinion committees. Mr. Farr’s background includes roles in consulting, forensic accounting, and internal audit. Before joining Lazard, he was a Certified Public Accountant and consultant at EY, and a researcher at the Financial Accounting Standards Board. He serves on Brigham Young University’s Marriott School of Business National Advisory Council.
Christopher Hogbin, 51
Mr. Hogbin became Chief Executive Officer of Lazard’s Asset Management business in December 2025. Prior to joining Lazard, Mr. Hogbin spent over 20 years at AllianceBernstein, where he most recently served as the Global Head of Investments, overseeing all public and private market investment activities. Earlier at AllianceBernstein, he was Head of Equities, guiding the growth and diversification of the firm’s largest asset class. He also led the institutional sell-side research business in Europe and Asia, and as a senior analyst, was ranked #1 in his sector and named to Institutional Investor’s All-Europe Research Team. Prior to joining AllianceBernstein in 2005, Mr. Hogbin worked as a strategy consultant for the Boston Consulting Group's financial services and consumer practices in London, San Francisco, and Shanghai. He is a dual citizen of the United States and the United Kingdom. He serves as a Trustee for The Public Theater and as President of The Caius Foundation.
Alexandra Soto, 57
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
Christian A. Weideman, 50
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
•Our use of AI and development, integration and reliance on related third-party technologies could adversely affect our business, financial condition, results of operations and reputation.
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
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Unfavorable economic and market conditions have in the past adversely affected and could again in the future adversely affect our financial performance in both the Financial Advisory and Asset Management businesses. The future market and economic climate may deteriorate because of many factors, such as a general slowing of economic growth globally or regionally, periods of disruption or volatility in securities markets, volatility and tightening of liquidity in credit markets, volatility or significant realignments in currency markets, an evolving regulatory environment (and the timing and nature of regulatory reform), increases in interest rates, supply chain disruptions, inflation, corporate or sovereign defaults, extreme weather events or natural disasters, pandemics, recession, terrorism, cyberthreats, or political uncertainty or instability.
For example, revenue generated by our Financial Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable or uncertain market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. For example, changes, or proposed changes, to international trade and investment policies of the U.S. and other countries, such as new or increased tariffs, could negatively affect market activity levels. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we may be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions.
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
We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and we received a portion of our consolidated net revenue in other currencies, predominantly in Euros and British Pounds. In addition, we pay a portion of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affect the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.
Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. Dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2025, AUM with foreign currency exposure represented approximately 67% of our total AUM.
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
We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a substantial portion of our Financial Advisory revenue upon the successful completion of a transaction, a financing, or a restructuring, the timing of which is uncertain and is not subject to our control. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client or counterparty could delay or terminate an acquisition transaction because of a failure to agree upon final terms, failure to obtain necessary regulatory consents or board of directors, acquirer’s or stockholders’ approval, failure to secure necessary financing, our client is outbid, adverse market conditions or because the seller’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a success or completion fee. In these circumstances, other than in engagements where we receive retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses, despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could cause significant fluctuations in quarterly revenue and profits and could materially adversely affect our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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

In general, our industry continues to experience significant competitive pressures with respect to the retention of top talent, which makes it more difficult for us to retain professionals. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels or composition of compensation, work environment, retirement or the pursuit of philanthropic, civic or similar service opportunities or other individual reasons, some of which may be beyond our control. If managing directors and other key professional employees were to retire, join an existing competitor, form a competing company or otherwise leave us, we could need to replace them, and some of our clients could eventually choose to use the services of that competitor or some other competitor instead of our services. In any such event, our financial advisory fees, asset management fees or AUM could decline. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not sufficiently prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements may face enforceability challenges and have a limited duration and expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced both departures from and additions to our professional ranks as a result.
Furthermore, we seek to align the interests of our managing directors and other key professional employees with those of our shareholders by awarding deferred compensation in the form of equity, and any change in our ability to grant such awards, including as a result of a shareholder vote against any of our equity incentive plans, could have a negative impact on our ability to promote such alignment. Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred incentive compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in the issuance of increased levels of common stock to our employees upon vesting of restricted stock units, restricted stock awards, profits interest participation rights (“PIPRs”) or other equity-based awards in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.
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
•our Financial Advisory business competes against bulge-bracket institutions, who have a large range of product and services to offer clients;
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
We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2025, Financial Advisory services accounted for approximately 59% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our Financial Advisory engagements or the market for financial advisory services would adversely affect our business, financial condition and results of operations.
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
Even when securities prices are rising generally, performance can be affected by investment style and mix of asset classes. For example, many of the equity investment strategies in our Asset Management business share a common investment orientation towards relative value or quality investing. We believe these styles tend to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment, as we have seen over the last several years, may cause some of our investment strategies to go out of favor with some clients, advisors, consultants or third-party intermediaries. In addition, all of our investment strategies are actively managed strategies which seek to outperform relative to a benchmark or generate an absolute return. Management fees for actively managed strategies tend to be higher than those charged for passively managed strategies. The perception that actively managed strategies have, on average, underperformed relative to passively managed strategies over time, combined with greater pressure on clients to acquire asset management services at lower costs, has contributed to increased trends toward passively managed investment strategies. This, in turn, may adversely affect demand for our strategies or result in fee pressure on our business overall. In combination with poor performance relative to peers, changes in personnel, challenging market environments or other difficulties, the underperformance of our investment style may result in significant client or asset departures or a reduction in AUM.
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
We have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds) established by us, and we continue to hold principal investments directly or through funds managed by certain affiliates of Lazard, as well as third parties. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly-rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments are adjusted for accounting purposes to fair value at the end of each quarter, and any related gains or losses would affect our results of operations and could increase the volatility of our earnings, even though such fair value fluctuations may have no cash impact. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.
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
As of December 31, 2025, Lazard Group and its subsidiaries had approximately $1.7 billion in debt outstanding, of which $500 million, $500 million, $400 million and $300 million relate to Lazard Group senior notes that mature in 2028, 2029, 2031, and 2035, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory or governmental authorities take significant action against us or for a variety of other possible reasons. In addition, our borrowing costs and our access to the debt capital markets depend significantly on market factors, including benchmark interest rates, and our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.
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
In 2025, we earned a significant portion of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. Our international operations carry special financial and business risks, which could include the following:
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
Our use of AI and development, integration and reliance on related third-party technologies could adversely affect our business, financial condition, results of operations and reputation.
We are integrating AI tools into our business and may expand the number and use of these tools over time, including to support research, analysis, drafting, summarization and workflow automation. As AI use expands and evolves toward more automated workflows, we may face increased operational, compliance and quality-control risks, particularly to the extent we shift toward more autonomous AI agents and expand data connectivity across our AI tools. Our use of AI may also result in reliance on third-party vendors, including AI tool providers and data licensors, and we may have limited ability to negotiate contractual protections or other safeguards that fully address the risks. In addition, our competitors may adopt AI more effectively, which could reduce our competitiveness, increase pricing pressure or adversely affect our ability to attract and retain clients and talent. Our clients or other third parties may use AI to perform some functions that historically drove demand for our services, which could have a negative impact on our business.
AI systems are complex and may produce inaccurate, incomplete, biased or otherwise flawed output that may be difficult to validate or supervise. If AI-assisted work product contains errors, or if human oversight is insufficient, we could provide incorrect advice or fail to meet applicable legal, regulatory, contractual and professional obligations or standards, exposing us to liability and reputational harm.
The legal and regulatory environment relating to AI is rapidly evolving, and regulators are increasingly applying existing laws to AI use, including with respect to data privacy, cybersecurity, employment, anti-discrimination, intellectual property, record keeping, and financial regulatory and supervision. Moreover, AI-specific laws and regulations are being adopted both globally in jurisdictions where we operate and in the U.S. by states, regulatory agencies, and in Congress, where a number of proposed federal bills are pending. If our disclosures or communications regarding AI are inaccurate or inconsistent with our actual practices, we could face regulatory scrutiny, enforcement actions, litigation and reputational harm. Use of AI tools may also complicate supervision, testing, recordkeeping and auditability requirements applicable to our businesses, including where prompts, outputs or AI-assisted communications constitute records that must be retained, monitored or produced to regulators. AI tools may generate outputs that are alleged to infringe, misappropriate or otherwise violate third-party intellectual property or other rights, or that raise questions regarding ownership, protectability or permissible use of AI-assisted work product.
Additionally, our use of AI may heighten risks relating to confidentiality, data privacy, information security and compliance with contractual and licensing restrictions. AI tools may require inputting or processing sensitive information, including proprietary Lazard information, as well as confidential client and third party data. We face the risk of unauthorized disclosure of such information due to cybersecurity incidents, system vulnerabilities, human error, or use of data in a manner that contravenes contractual restrictions such as non-disclosure agreements. Any improper disclosure or compromise of sensitive information could harm clients, lead to litigation, trigger regulatory inquiries and cause reputational damage. Our use of AI may also depend on access to, and permissible use of, third-party data, research and content under commercial licenses, and AI-enabled ingestion, summarization or reuse of such materials could result in contractual disputes, termination of access, or liability. As we connect AI tools to internal systems and data sources and deploy more automated workflows, errors, misuse, compromise or misconfigurations could have amplified impacts, including unauthorized access to data, unintended actions, or the rapid propagation of inaccurate information.
AI may also increase cybersecurity and fraud risks. Threat actors may use AI to automate attacks or create more convincing phishing or impersonation attempts. Although we have adopted a global AI governance framework and other controls designed to promote responsible AI use, these may not be fully effective, may not be consistently applied across the firm, or may not evolve quickly enough to keep pace with technological, regulatory or competitive developments. If any of the foregoing risks materialize, our business, financial condition, results of operations and reputation could be materially and adversely affected.
Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.
Our business is highly dependent on communications and information systems, including those of our vendors. Any failure or interruption of these systems, whether caused by fire, extreme weather events, other natural disaster, power or telecommunications failure, geopolitical instability, act of terrorism or war, system modification or upgrade or a delay of any modification or upgrade or otherwise, could materially adversely affect our business. Although back-up systems are in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.
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
The U.S. and other governments and institutions have taken actions, and may in the future take further actions, in response to geopolitical events and disruption and volatility in the global financial markets. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect, complexity and scope of any such expanded or new standards, requirements and rules is uncertain and could increase costs of compliance, monitoring and reporting and result in increased potential for litigation, sanctions and other liabilities, all of which could have adverse consequences to our business, financial condition and results of operations. While we continue to examine the requirements of new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation” above), and previously announced actual or potential regulations that may be modified, we are not able to predict the ultimate effect on us. In addition, we face increasingly diverging expectations and demands from our stakeholders and our regulators on certain topics, including sustainability and other matters, and jurisdictions in which we operate have adopted or proposed differing or conflicting laws, regulations or policies on these topics. If we are not able to adequately recognize and respond to such developments and such diverging expectations, we may become subject to additional legal or regulatory risk, face increased social, investor or other scrutiny, incur unexpected costs or experience damage to our reputation, in each case that could have a material adverse effect on our business.

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
Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of client trades also pays for research and other eligible services that are used by investment advisors, has in the last several years been reexamined by different regulatory bodies and industry participants. Although a substantial portion of the research relied on by our Asset Management business in its investment decision-making processes is generated internally by our investment personnel, external research, including external research and other eligible services traditionally paid for with soft dollars, is also important to the process. This external research includes materials provided by broker-dealers and research firms, as well as eligible data and analytics services from various sources. In connection with the implementation of the EU Markets in Financial Instruments Directive II (“MiFID II”) in 2018, our Asset Management affiliates in France, Germany and the U.K. decided to pay for broker research services from their own resources. This has reduced our ability to utilize commissions to pay for research services and other soft dollar services in certain European jurisdictions. Similar pressures may come from future changes within the asset management industry itself, which may further increase our costs related to external research services. For the year ended December 31, 2025, our Asset Management business obtained research and other eligible services through third-party soft dollar arrangements, the total value of which we estimate to be approximately $25 million.
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
We run the risk that employee misconduct could occur in our business. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in legal action, regulatory sanctions and reputational or financial harm. Our Financial Advisory business often requires that we deal with confidences of great significance to our clients or their counterparties, improper use of which may harm our clients or our relationships with our clients. Any breach of confidences as a result of employee misconduct may adversely affect our reputation, impair our ability to attract and retain Financial Advisory clients and subject us to liability. Similarly, in our Asset Management business, we have authority over client assets, and we may, from time to time, have custody of such assets. In addition, we often have discretion to trade client assets on the client’s behalf and must do so acting in the best interests of the client. As a result, we are subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect our clients and us. It is difficult to detect and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases.
In recent years, the U.S. Department of Justice and the SEC have announced the de-prioritization of resources related to enforcement of the Foreign Corrupt Practices Act. In contrast, the U.K., France and other jurisdictions have expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction against future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial condition and results of operations.

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
We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2025. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

Changes in relevant tax laws or rates, changes in regulations, treaties or the interpretation of these items or changes in the jurisdictional mix of our earnings could negatively impact our effective tax rate.
We are a multinational company subject to tax in multiple U.S. and foreign jurisdictions and we earn a significant amount of our income outside the U.S. A change in the mix of earnings and losses or challenge to our transfer pricing methods may result in income generated in countries with higher statutory tax rates than the U.S.. Our effective tax rate is based upon the application of currently enacted income tax laws, regulations and treaties, and upon our non-U.S. subsidiaries’ ability to qualify for benefits under those treaties and those laws, regulations and treaties, and the administrative and judicial interpretations of them are subject to change at any time and such changes may adversely impact our effective tax rate.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”), was signed into law. OBBBA permanently extended and modified certain domestic and international provisions from the 2017 Tax Cuts and Jobs Act and introduced new domestic and international tax provisions. The effect of these provisions on us in future periods will depend on any guidance issued by the U.S. Treasury and the U.S. Internal Revenue Service (“IRS”). All of these provisions are complex and changes to such provisions or our interpretation of them could adversely impact our effective tax rate in future years.
In recent years the Organization for Economic Cooperation and Development (“OECD”) promulgated rules that require a minimum level of taxation in each of the member countries. Complex rules accompany this mandate, and the minimum level of taxation is computed under the new OECD rules, thereby causing concerns of higher global taxes. However, on January 5, 2026, the OECD/G20 announced a Side‑by‑Side (“SbS”) package, which is intended to exempt U.S. based multinationals from major portions of these rules. Certain multinationals based in other countries may also be exempted in the future if they become eligible. We continue to evaluate the impact of new developments on our effective tax rate.
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
As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes” and Note 21 of Notes to Consolidated Financial Statements, the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax

Receivable Agreement”), between Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), provides for the payment by our subsidiaries to the Trust of a significant portion of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain tax benefits that are subject to the Amended and Restated Tax Receivable Agreement. Any amount paid by our subsidiaries to the Trust will generally be distributed to the owners of the Trust, which includes one of our executive officers, in proportion to their beneficial interests in the Trust. If the IRS successfully challenges the tax basis increases we receive, under certain circumstances, our subsidiaries may have made or could make payments under the Amended and Restated Tax Receivable Agreement in excess of our subsidiaries’ cash tax savings.
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
•changes in international trade policies and practices, including the implementation of tariffs, proposed further tariffs, and responses from other jurisdictions, the risk of potential government shutdowns, and the economic impacts, volatility and uncertainty resulting therefrom;
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
Forward-looking statements include, but are not limited to, statements about:
•financial objectives, including the ratios of adjusted compensation and benefits expense to adjusted net revenue;
•ability to deploy surplus cash through dividends, share repurchases and debt retirements;
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
•changes in interest and tax rates;
•potential impact of AI and related third-party technologies on our business, operations, compliance and reputation;
•availability of certain tax benefits, including certain potential deductions;
•potential impact of certain events or circumstances on our financial statements and operations;
•changes in foreign currency exchange rates;
•changes in international trade policies and practices, including the implementation of tariffs, proposed further tariffs, and responses from other jurisdictions, the risk of potential government shutdowns, and the economic impacts, volatility and uncertainty resulting therefrom;
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

Item 1B.    Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2025 relating to our periodic or current reports under the Exchange Act.
Item 1C.    Cybersecurity
Our business is highly dependent on electronic information resources used for the collection, processing, maintenance, use, sharing, dissemination, or disposition of our and our clients’ information, which we refer to as “information systems”, including our computer systems, hardware, software and networks and those of our third-party vendors and service providers. Our operations rely on the secure processing, storage and transmission of confidential and other information by our information systems and those of third parties. AI may also increase cybersecurity and fraud risk. Threat actors may use AI to automate attacks or create more convincing phishing or impersonation attempts.
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
For additional information regarding how cybersecurity threats or incidents are reasonably likely to materially affect our business strategy, results of operations or financial condition, see “Risk Factors—A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cybersecurity incidents or threats, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business”, “Risk Factors—Our use of AI and development, integration, and reliance on related third-party technologies could adversely affect our business, financial condition, results of operations and reputation, and “Risk Factors—Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.”
Item 2.    Properties
Lazard has offices located around the world. The following table lists the principal properties used for the Lazard organization as of December 31, 2025. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties.

Location	Offices
New York City	Principal office located at 30 Rockefeller Plaza
Paris	Principal offices located at 175 Boulevard Haussmann and 25 Rue de Courcelles
London	Principal office located at 20 Manchester Square
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
As of January 23, 2026, there were approximately 16 holders of record of our common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.
On January 23, 2026, the last reported sales price for our common stock on the New York Stock Exchange was $51.37 per share.
Share Repurchases in the Fourth Quarter of 2025
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the fourth quarter of 2025. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2025
Share Repurchase Program (1)	125,317	$48.68	125,317	$152.9	million
Employee Tax Withholding Transactions (2)	1,685	$50.00
November 1 – November 30, 2025
Share Repurchase Program (1)	441,315	$48.17	441,315	$131.6	million
Employee Tax Withholding Transactions (2)	68	$48.80
December 1 – December 31, 2025
Share Repurchase Program (1)	451,217	$50.18	451,217	$109.0	million
Employee Tax Withholding Transactions (2)	5,595	$50.59
Total
Share Repurchase Program (1)	1,017,849	$49.12	1,017,849	$109.0	million
Employee Tax Withholding Transactions (2)	7,348	$50.44
______________________
(1)The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below as of December 31, 2025.

Date	Repurchase Authorization	Expiration
	($ in thousands)
July 2024	$200,000	December 31, 2026
The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under the Company’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”). Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions, including those with employees. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below. As of December 31, 2025, a total of $109 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program which will expire on December 31, 2026.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended December 31, 2025, the Company satisfied such obligations in lieu of issuing 7,348 shares of common stock upon the settlement of 34,813 RSUs.
Equity Compensation Plan Information
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”
Stock Performance
The stock performance graph below compares the performance of an investment in our common stock, from December 31, 2020 through December 31, 2025, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2020 in each of our common stock, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Lazard
S&P Financial Index
S&P 500 Index
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
12/31/2025

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
Business Summary
Founded in 1848, Lazard is a global financial advisory and asset management firm with operations in North and South America, Europe, the Middle East, Asia, and Australia. Lazard provides advice on mergers and acquisitions, capital markets and capital solutions, restructuring and liability management, geopolitics, and other strategic matters, as well as asset management and investment solutions to institutions, corporations, governments, partnerships, family offices, and high net worth individuals. We aim to deliver independent, differentiated advice and solutions grounded in contextual alpha—the broad insight and judgment needed to navigate macroeconomic, geopolitical, and other factors that we believe help leaders see beyond what the world sees today.
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
Our principal sources of revenue are derived from activities in the following business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services including M&A advisory, strategic capital solutions, shareholder advisory, sovereign advisory, geopolitical advisory, restructuring and liability management, capital raising and placement, and other strategic matters; and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private wealth clients.
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
Business Environment and Outlook
Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. Our Financial Advisory revenues are primarily dependent on the successful completion of merger, acquisition, sale, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of AUM. Weak or uncertain global economic and financial market conditions can create a challenging environment for M&A and capital-raising activity and may also pressure our Asset Management business. However, these conditions may generate increased opportunities for our restructuring business. Additionally, heightened equity market volatility can create compelling investment opportunities for Asset Management.
We operate in a competitive, global environment. Ongoing developments in international trade policies and practices, along with shifting domestic governmental priorities, have increased uncertainty relative to prior years. We believe our broad set of capabilities, diversified business model, and the competitive advantage provided by Lazard’s contextual alpha—our ability to incorporate geopolitical, regulatory, and macroeconomic insight into our advice—position us well to meet evolving client needs across varying economic environments. Unpredictability and the potential for related impacts, however, could create or exacerbate market volatility, contribute to weakened economic and business conditions, and reduce our clients’ ability to finalize decision-making or execute on investment priorities.
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

	Year Ended December 31,
	2025	2024	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$3,909	$3,143	24%
Number	36,955	39,431	(6)%
Deals Greater than $500 million:
Value	$3,140	$2,357	33%
Number	1,340	1,172	14%
Announced M&A Transactions:
All deals:
Value	$5,116	$3,576	43%
Number	40,880	42,231	(3)%
Deals Greater than $500 million:
Value	$4,213	$2,690	57%
Number	1,562	1,269	23%
Completed Restructuring Transactions:
All deals:
Value	$344	$439	(22)%
Number	335	428	(22)%
________________________
Source:    Dealogic as of January 6, 2026.
Another measure of global restructuring activity is the number of corporate defaults, which decreased as compared to 2024. The number of defaulting issuers was 125 in 2025, according to Moody’s Investors Service, Inc., as compared to 148 in 2024.
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

Asset Management
The percentage change in major equity market indices (i) at December 31, 2025, as compared to such indices at December 31, 2024, and (ii) at December 31, 2024, as compared to such indices at December 31, 2023, is shown in the table below.

	Percentage Changes December 31,
	2025 vs 2024	2024 vs 2023
MSCI World Index	21%	19%
Euro Stoxx	22%	12%
MSCI Emerging Market	34%	8%
S&P 500	18%	25%
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
Lazard’s Asset Management segment principally includes LAM, LFG, LFB and the Edgewater Funds (“Edgewater”). Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows for any reason have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. Our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Moreover, it is possible that awarded institutional mandates may not be funded in the amounts and at the times initially anticipated, or at all. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM and the overall amount of management fees generated by the AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.
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
Our operating expenses also include “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, and other expenses. Our occupancy costs represent a significant portion of our aggregate operating expenses and are subject to change from time to time, particularly as leases for real property expire and are renewed or replaced with new, long-term leases for the same or other real property. Our operating expenses also include our “benefit pursuant to tax receivable agreement obligation”.
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
Provision for Income Taxes
Lazard, Inc. is subject to U.S. federal income taxes on all of its income and, through its subsidiaries, is also subject to state and local taxes on its income apportioned to various state and local jurisdictions. Lazard Group LLC operates principally through subsidiary corporations, including through those domiciled outside the U.S., that are subject to local income taxes in foreign jurisdictions. In addition, Lazard Group LLC is subject to Unincorporated Business Tax attributable to its operations apportioned to New York City.
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

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Net Revenue	$3,098,847	$3,051,837	$2,515,489
Operating Expenses:
Compensation and benefits	2,085,384	2,003,212	1,946,010
Non-compensation	704,640	670,390	693,330
Benefit pursuant to tax receivable agreement obligation	(18,775)	(8,237)	(43,894)
Total operating expenses	2,771,249	2,665,365	2,595,446
Operating Income (Loss)	327,598	386,472	(79,957)
Provision (benefit) for income taxes	76,578	99,764	(22,650)
Net Income (Loss)	251,020	286,708	(57,307)
Less - Net Income Attributable to Noncontrolling Interests	14,189	6,796	18,172
Net Income (Loss) Attributable to Lazard	$236,831	$279,912	$(75,479)
Operating Income (Loss), as a % of net revenue	10.6%	12.7%	(3.2)%
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

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Lazard, Inc. Adjusted Net Revenue:
Net revenue - U.S. GAAP basis	$3,098,847	$3,051,837	$2,515,489
Adjustments:
Revenue related to noncontrolling interests and similar arrangements (a)	(45,847)	(29,553)	(30,190)
Gains related to LFI and other similar arrangements (b)	(24,324)	(16,176)	(41,463)
Distribution fees, reimbursable deal costs, provision for credit losses and other (c)	(86,145)	(90,665)	(105,681)
Interest expense (d)	87,282	87,795	77,457
Asset impairment charges	–	–	19,129
Losses associated with cost-saving initiatives (e)	–	587	4,878
Gain on sale of property (f)	–	(114,271)	–
Total adjustments (g)	(69,034)	(162,283)	(75,870)
Adjusted net revenue (h)	$3,029,813	$2,889,554	$2,439,619
________________________
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
(c)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and provision for credit losses relating to fees and other receivables that are deemed uncollectible, for which an equal amount is excluded for purposes of determining adjusted non-compensation expense.
(d)Interest expense (excluding interest expense incurred by LFB) is added back in determining adjusted net revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(e)Represents losses associated with the closing of certain offices as part of the cost-saving initiatives, primarily consisting of the reclassification of currency translation adjustments to earnings from accumulated other comprehensive losses in the years ended December 31, 2024 and 2023 and transactions related to foreign currency exchange in the year ended December 31, 2023.
(f)Represents gain on the sale of an owned office building.
(g)Total adjustments equal the “other segment items” in Note 23 of Notes to Consolidated Financial Statements.
(h)Adjusted net revenue is a non-GAAP measure.

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Lazard, Inc. Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$2,085,384	$2,003,212	$1,946,010
Adjustments:
Compensation and benefits expense related to noncontrolling interests and similar arrangements (a)	(26,081)	(19,961)	(9,233)
Charges pertaining to LFI and other similar arrangements (b)	(24,324)	(16,176)	(41,463)
Expenses associated with senior management transition (c)	(50,124)	–	(10,674)
Expenses associated with cost-saving initiatives	–	(46,610)	(182,103)
Expenses associated with sale of property (d)	–	(17,002)	–
Adjusted compensation and benefits expense (e)	$1,984,855	$1,903,463	$1,702,537
Adjusted compensation and benefits expense, as a % of adjusted net revenue (e)	65.5%	65.9%	69.8%
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
(c)Represents expenses associated with the departure of certain executive officers.
(d)Represents estimated statutory profit-sharing expenses associated with the sale of an owned office building.
(e)Adjusted compensation and benefits expense and adjusted compensation and benefits expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Lazard, Inc. Adjusted Non-Compensation Expense:
Total non-compensation expense	$704,640	$670,390	$693,330
Adjustments:
Non-compensation expense related to noncontrolling interests and similar arrangements (a)	(5,582)	(2,805)	(2,788)
Distribution fees, reimbursable deal costs, provision for credit losses and other (b)	(86,145)	(90,665)	(105,681)
Amortization and other acquisition-related costs	(105)	(242)	(334)
Expenses associated with cost-saving initiatives	–	(1,532)	(13,023)
Adjusted non-compensation expense (c)	$612,808	$575,146	$571,504
Adjusted non-compensation expense, as a % of adjusted net revenue (c)	20.2%	19.9%	23.4%
________________________
(a)Expenses related to the consolidation of noncontrolling interests and similar arrangements are excluded because the Company has no economic interest in such amounts.
(b)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and provision for credit losses relating to fees and other receivables that are deemed uncollectible, for which an equal amount is included for purposes of determining adjusted net revenue.
(c)Adjusted non-compensation expense and adjusted non-compensation expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Lazard, Inc. Adjusted Operating Income:
Operating income (loss)	$327,598	$386,472	$(79,957)
Adjustments:
Operating income related to noncontrolling interests and similar arrangements	(14,184)	(6,787)	(18,169)
Interest expense	87,282	87,795	77,457
Amortization and other acquisition-related costs	105	242	334
Expenses associated with senior management transition	50,124	–	10,674
Asset impairment charges	–	–	19,129
Losses associated with cost-saving initiatives	–	587	4,878
Expenses associated with cost saving initiatives	–	48,142	195,126
Gain on sale of property	–	(114,271)	–
Expenses associated with sale of property	–	17,002	–
Benefit pursuant to tax receivable agreement obligation (a)	(18,775)	(8,237)	(43,894)
Adjusted operating income (b)	$432,150	$410,945	$165,578
Adjusted operating income, as a % of adjusted net revenue (b)	14.3%	14.2%	6.8%
_________________
(a)Represents the effect of the periodic revaluation of the TRA liability.
(b)Adjusted operating income and adjusted operating income, as a percentage of adjusted net revenue are non-GAAP measures.

Headcount information is set forth below:

	As of December 31,
	2025	2024	2023
Headcount:
Managing Directors:
Financial Advisory	216	194	210
Asset Management	124	124	114
Corporate	22	21	26
Total Managing Directors	362	339	350
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,358	1,363	1,393
Asset Management	1,160	1,117	1,107
Corporate	429	444	441
Total	3,309	3,263	3,291

A review of our operating results for the year ended December 31, 2025 compared to our operating results for the year ended December 31, 2024 appears below. A detailed review of our operating results for the year ended December 31, 2024 compared to the year ended December 31, 2023 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results”.

Lazard, Inc. Operating Results
Year Ended December 31, 2025 versus December 31, 2024
The Company reported net income attributable to Lazard, Inc. of $237 million, as compared to net income attributable to Lazard, Inc. of $280 million in 2024.
Net revenue increased $47 million, or 2%, with adjusted net revenue increasing $140 million, or 5%, as compared to 2024. Investment banking and other advisory fees increased $73 million, or 4%, as compared to 2024. Asset management fees, including incentive fees, increased $81 million, or 7%, as compared to 2024. In the aggregate, interest income, other revenue and interest expense decreased $107 million, or 56%, as compared to 2024, primarily due to a gain on the sale of an owned office building of $114 million in 2024.
Compensation and benefits expense increased $82 million, or 4%, as compared to 2024.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,985 million, an increase of $81 million, or 4%, as compared to $1,903 million in 2024. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 65.5% for 2025, as compared to 65.9% for 2024.
Non-compensation expense increased $34 million, or 5%, as compared to 2024. Adjusted non-compensation expense increased $38 million, or 7%, as compared to 2024. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased marketing and business development, fund administration and outsourced services and technology and information services expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 20.2% for 2025, as compared to 19.9% for 2024.
The benefit pursuant to tax receivable agreement obligation increased $11 million as compared to 2024 resulting from the periodic revaluation of the TRA liability.
Operating income decreased $59 million, or 15%, as compared to 2024.
Adjusted operating income increased $21 million, or 5%, as compared to 2024, and as a percentage of adjusted net revenue was 14.3%, as compared to 14.2% in 2024.
The provision for income taxes reflects an effective tax rate of 23.4%, as compared to 25.8% in 2024. See Note 19 of Notes to Consolidated Financial Statements.
Net income attributable to noncontrolling interests increased $7 million as compared to 2024.
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

Financial Advisory
The following table summarizes the adjusted operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Net revenue - U.S. GAAP basis	$1,834,303	$1,756,183	$1,385,357
Adjustments:
Reimbursable deal costs, provision for credit losses and other	(9,433)	(25,764)	(30,565)
Interest expense (credit)	(61)	43	219
Losses associated with cost-saving initiatives	–	587	1,824
Total adjustments (a)	(9,494)	(25,134)	(28,522)
Adjusted net revenue (b)	1,824,809	1,731,049	1,356,835
Adjusted compensation and benefits expense	1,171,533	1,132,017	1,014,352
Adjusted non-compensation expense	212,025	202,007	193,661
Adjusted operating income (b)	$441,251	$397,025	$148,822
Adjusted operating income, as a % of adjusted net revenue (b)	24.2%	22.9%	11.0%
________________________
(a) Total adjustments equal the “other segment items” in Note 23 of Notes to Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b) Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Year Ended December 31,
	2025	2024	2023
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	346	344	299
Percentage of total Financial Advisory net revenue from top 10 clients (a)	17%	19%	19%
Number of M&A transactions completed with values greater than $500 million (b)	73	85	55
________________________
(a)No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2025, 2024 and 2023.
(b)Source: Dealogic as of January 6, 2026.
The geographical distribution of Financial Advisory adjusted net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory adjusted net revenue and therefore may not be reflective of the geography in which the clients are located.

	Year Ended December 31,
	2025	2024	2023
Americas	60%	60%	55%
EMEA	39	39	44
Asia Pacific	1	1	1
Total	100%	100%	100%

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
Financial Advisory Results of Operations
Year Ended December 31, 2025 versus December 31, 2024
Financial Advisory net revenue increased $78 million, or 4%, as compared to 2024. Financial Advisory adjusted net revenue increased $94 million, or 5%, as compared to 2024. The increase in Financial Advisory net revenue and adjusted net revenue was primarily attributable to an increase in the average fee for completed non-M&A transactions as compared to 2024.
Adjusted compensation and benefits expense increased $40 million, or 3%, as compared to 2024, primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense increased $10 million, or 5%, as compared to 2024, primarily due to increased marketing and business development expenses.
Adjusted operating income was $441 million, an increase of $44 million, or 11%, as compared to adjusted operating income of $397 million in 2024, and as a percentage of adjusted net revenue was 24.2%, as compared to 22.9% in 2024.
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

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2025	2024	2023
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$41,121	$27,926	$25,288
Global	69,192	49,058	53,528
Local	36,973	49,750	52,208
Multi-Regional	51,970	48,204	59,114
Total Equity	199,256	174,938	190,138
Fixed Income:
Emerging Markets	4,856	6,919	9,525
Global	12,038	11,138	10,762
Local	5,166	5,617	6,080
Multi-Regional	23,582	19,612	21,740
Total Fixed Income	45,642	43,286	48,107
Alternative Investments	3,842	2,917	3,330
Private Wealth Alternative Investments	3,343	3,097	2,799
Private Equity	1,576	1,514	1,623
Cash Management	641	569	654
Total AUM	$254,300	$226,321	$246,651
Total AUM at December 31, 2025 was $254 billion, an increase of $28 billion, or 12%, as compared to total AUM of $226 billion at December 31, 2024, due to market and foreign exchange appreciation, partially offset by net outflows. Average AUM for the year ended December 31, 2025 increased $4 billion, or 2%, as compared to 2024.
As of December 31, 2025 and 2024, approximately $25 billion and $22 billion, respectively, were in products or portfolios considered multi-asset in nature.
Our top ten clients accounted for 24%, 32% and 29% of our total AUM at December 31, 2025, 2024 and 2023, respectively.
As of both December 31, 2025 and 2024, approximately 82% of our AUM was managed on behalf of institutional and intermediary clients, including corporations, labor unions, pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. As of both December 31, 2025 and 2024, approximately 18% of our AUM was managed on behalf of individual client relationships.
As of December 31, 2025, AUM with foreign currency exposure represented approximately 67% of our total AUM as compared to 62% at December 31, 2024. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$174,938	$50,087	$(64,795)	$(14,708)	$32,448	$6,578	$199,256
Fixed Income	43,286	10,533	(14,432)	(3,899)	2,024	4,231	45,642
Other	8,097	2,604	(2,117)	487	530	288	9,402
Total	$226,321	$63,224	$(81,344)	$(18,120)	$35,002	$11,097	$254,300
Net flows were primarily driven by the Local, Multi-Regional and Global Equity platforms.

	Year Ended December 31, 2024
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$190,138	$24,698	$(57,064)	$(32,366)	$22,744	$(5,578)	$174,938
Fixed Income	48,107	8,221	(10,861)	(2,640)	276	(2,457)	43,286
Other	8,406	1,899	(2,569)	(670)	436	(75)	8,097
Total	$246,651	$34,818	$(70,494)	$(35,676)	$23,456	$(8,110)	$226,321

	Year Ended December 31, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$167,395	$24,545	$(31,097)	$(6,552)	$28,125	$1,170	$190,138
Fixed Income	43,386	9,476	(9,192)	284	3,236	1,201	48,107
Other	5,344	5,233	(2,507)	2,726	290	46	8,406
Total	$216,125	$39,254	$(42,796)	$(3,542)	$31,651	$2,417	$246,651

Average AUM for the years ended December 31, 2025, 2024 and 2023 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Year Ended December 31,
	2025	2024	2023
	($ in millions)
Average AUM by Asset Class:
Equity	$192,126	$188,445	$179,435
Fixed Income	45,782	46,383	45,842
Alternative Investments	3,474	3,040	3,792
Private Wealth Alternative Investments	3,152	2,923	2,276
Private Equity	1,510	1,509	1,121
Cash Management	807	703	632
Total Average AUM	$246,851	$243,003	$233,098
The following table summarizes the adjusted operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Net revenue - U.S. GAAP basis	$1,274,726	$1,186,977	$1,151,496
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(32,272)	(22,214)	(16,332)
Distribution fees and other	(76,712)	(64,901)	(67,616)
Interest expense	21	12	11
Total adjustments (a)	(108,963)	(87,103)	(83,937)
Adjusted net revenue (b)	1,165,763	1,099,874	1,067,559
Adjusted compensation and benefits expense	640,804	603,333	545,308
Adjusted non-compensation expense	255,673	229,960	218,903
Adjusted operating income (b)	$269,286	$266,581	$303,348
Adjusted operating income, as a % of adjusted net revenue (b)	23.1%	24.2%	28.4%
________________________
(a) Total adjustments equal the “other segment items” in Note 23 of Notes to Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b) Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
No individual client constituted more than 10% of our Asset Management segment net revenue in the years ended December 31, 2025, 2024 and 2023.

The geographical distribution of Asset Management adjusted net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2025	2024	2023
Americas	44%	44%	43%
EMEA	42	43	44
Asia Pacific	14	13	13
Total	100%	100%	100%
Asset Management Results of Operations
Year Ended December 31, 2025 versus December 31, 2024
Asset Management net revenue increased $88 million, or 7%, as compared to 2024. Asset Management adjusted net revenue increased $66 million, or 6%, as compared to 2024. Management fees and other revenue, on an adjusted basis, was $1,107 million, an increase of $50 million, or 5%, as compared to $1,057 million in 2024. Incentive fees, on an adjusted basis, were $59 million, an increase of $16 million, as compared to $43 million in 2024.
Adjusted compensation and benefits expense increased $37 million, or 6%, as compared to 2024, primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense increased $26 million, or 11%, as compared to 2024, primarily due to continued investments in technology, higher mutual fund servicing fees, which were largely driven by an increase in AUM, and increased marketing and business development expenses.
Asset Management adjusted operating income was $269 million, an increase of $3 million, or 1%, as compared to adjusted operating income of $267 million in 2024, and as a percentage of adjusted net revenue was 23.1%, as compared to 24.2% in 2024.
On February 13, 2026, the Company completed the sale of a controlling stake in the Edgewater management vehicles and will no longer consolidate Edgewater into its financial results. The Company’s total AUM of $254 billion as of December 31, 2025 included $1.5 billion related to Edgewater. Edgewater is not material to our ongoing business activities.

Corporate
The following table summarizes the reported adjusted operating results attributable to the Corporate segment:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Net revenue (loss) - U.S. GAAP basis	$(10,182)	$108,677	$(21,364)
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(13,575)	(7,339)	(13,858)
Gains related to LFI and other similar arrangements	(24,324)	(16,176)	(41,463)
Interest expense	87,322	87,740	77,227
Provision for credit losses and other	–	–	(7,500)
Asset impairment charges	–	–	19,129
Losses associated with cost-saving initiatives	–	–	3,054
Gain on sale of property	–	(114,271)	–
Total adjustments (a)	49,423	(50,046)	36,589
Adjusted net revenue (b)	39,241	58,631	15,225
Adjusted compensation and benefits expense	172,518	168,113	142,877
Adjusted non-compensation expense	145,110	143,179	158,940
Adjusted operating loss (b)	$(278,387)	$(252,661)	$(286,592)
________________________
(a) Total adjustments equal the “other segment items” in Note 23 of Notes to Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b) Adjusted net revenue and adjusted operating loss are non-GAAP measures.
Corporate Results of Operations
Year Ended December 31, 2025 versus December 31, 2024
Corporate net revenue decreased $119 million as compared to 2024, primarily due to a gain on the sale of an owned office building of $114 million in 2024. Corporate adjusted net revenue decreased $19 million as compared to 2024. Both net revenue and adjusted net revenue reflect lower interest and dividend income and lower investment gains in 2025 as compared to 2024.
Adjusted compensation and benefits expense, including centrally managed costs, increased $4 million, or 3%, as compared to 2024.
Adjusted non-compensation expense, including centrally managed costs, increased $2 million, or 1%, as compared to 2024.
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

Summary of Cash Flows:

	Year Ended December 31,
	2025	2024	2023
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$251	$287	$(57)
Adjustments to reconcile net income to net cash provided by operating activities (a)	562	440	463
Other operating activities (b)	(293)	16	(241)
Net cash provided by operating activities	520	743	165
Investing activities	(82)	134	(38)
Financing activities (c)	(463)	(440)	(1,571)
Effect of exchange rate changes	87	(53)	30
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	62	384	(1,414)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,609	1,225	2,639
End of Period	$1,671	$1,609	$1,225
________________________
(a)Consists primarily of amortization of deferred expenses and share-based incentive compensation, noncash lease expenses, depreciation and amortization of property, gain on sale of an owned office building in 2024 and deferred tax provision (benefit).
(b)Includes net changes in operating assets and liabilities.
(c)Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs and vested performance-based restricted stock units (“PRSUs”), common stock dividends, changes in customer deposits, activity related to borrowings (including in 2025 and 2024, the issuance of the 2035 Notes and 2031 Notes, respectively, and the redemption of the 2027 Notes and the 2025 Notes), distributions to redeemable noncontrolling interests associated with LGAC’s redemption of all its outstanding Class A ordinary shares in 2023.
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
We regularly monitor our liquidity position, including cash levels, lease obligations, investments and related hedges, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock, compensation and other matters relating to liquidity and compliance with regulatory net capital requirements. At December 31, 2025, Lazard had approximately $1,469 million of cash and cash equivalents, including approximately $745 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings and we expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of December 31, 2025, the Company’s remaining lease obligations were $81 million for 2026, $157 million from 2027 through 2028, $140 million from 2029 through 2030 and $201 million from 2030 through 2039.
As of December 31, 2025, Lazard had approximately $210 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement among Lazard Group LLC, the Banks from time to time party thereto and Citibank, N.A., as Administrative Agent (as amended from time to time, the “Second Amended and Restated Credit Agreement”).
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group LLC not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. No amounts were outstanding under the Second Amended and Restated Credit Agreement as of December 31, 2025.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2025, the Company was in compliance with all financial and nonfinancial provisions.
Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that the sources of liquidity described above should be sufficient for us to fund our current obligations for the next 12 months.
See also Notes 10, 14, 16, 17, 19, 21 and 22 of Notes to Consolidated Financial Statements regarding information in connection with leases, commitments, incentive plans, employee benefit plans, income taxes, tax receivable agreement obligations and regulatory requirements, respectively.

Senior Debt
The table below sets forth our corporate indebtedness as of December 31, 2025 and 2024. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

		Outstanding as of
		December 31, 2025			December 31, 2024
Senior Debt	Annual Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2027 Senior Notes	3.625%	$–	$–	$–	$300.0	$1.2	$298.8
Lazard Group 2028 Senior Notes	4.50%	500.0	2.8	497.2	500.0	3.8	496.2
Lazard Group 2029 Senior Notes	4.375%	500.0	3.0	497.0	500.0	3.9	496.1
Lazard Group 2031 Senior Notes	6.00%	400.0	3.4	396.6	400.0	4.1	395.9
Lazard Group 2035 Senior Notes	5.625%	300.0	2.8	297.2	–	–	–
		$1,700.0	$12.0	$1,688.0	$1,700.0	$13.0	$1,687.0
In the third quarter of 2025, Lazard Group LLC issued $300 million of 5.625% senior notes due in 2035. Lazard Group LLC used the net proceeds from the 2035 Notes to repurchase or redeem all of the issued and outstanding 2027 Notes.
The indenture and supplemental indentures relating to Lazard Group LLC’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2025, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
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
As permitted under Rule 13-01 of Regulation S-X, Lazard, Inc. has excluded summarized financial information for Lazard Group because the combined assets, liabilities and results of operations of Lazard Inc. and Lazard Group for the period were not materially different than the corresponding amounts in Lazard, Inc.’s consolidated financial statements presented herein and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

Stockholders’ Equity
At December 31, 2025, total stockholders’ equity was $911 million, as compared to $685 million and $482 million at December 31, 2024 and 2023, respectively, including $874 million, $636 million and $424 million attributable to Lazard, Inc. on the respective dates. The net activity in stockholders’ equity during the years ended December 31, 2025 and 2024 is reflected in the table below:

	Year Ended December 31,
	2025	2024
	($ in millions)
Stockholders’ Equity - Beginning of Year	$685	$482
Increase (decrease) due to:
Net income (a)	239	281
Other comprehensive income (loss)	55	(37)
Amortization of share-based incentive compensation	360	278
Purchase of common stock	(91)	(60)
Settlement of share-based incentive compensation (b)	(129)	(66)
Common stock dividends	(187)	(179)
Other - net	(21)	(14)
Stockholders’ Equity - End of Year	$911	$685
________________________
(a)Excludes net income associated with redeemable noncontrolling interests of $12 million and $6 million in 2025 and 2024, respectively.
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

Year Ended December 31:	Number of Shares Purchased	Average Price Per Share
2023	2,782,662	$36.67
2024	1,409,988	$42.20
2025	1,897,183	$47.97
As of December 31, 2025, a total of $109 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program which will expire on December 31, 2026.
During the year ended December 31, 2025, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
On January 28, 2026, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on February 20, 2026, to stockholders of record on February 9, 2026.
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
Certain of our tax-paying entities have individually experienced losses on a cumulative three-year basis or have tax attributes that may expire unused. In addition, some of our tax-paying entities have recorded a valuation allowance on substantially all of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities as well as foreign taxes that together limit their ability to eliminate residual U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on deferred tax assets held by these entities as of December 31, 2025.
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
See Item 1A, “Risk Factors” and Note 19 of Notes to Consolidated Financial Statements for additional information related to income taxes.
Tax Receivable Agreement
The Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “TRA”), between Lazard and LTBP Trust (the “Trust”) provides for payments by our subsidiaries to the owners of the Trust, who include one of our executive officers.
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
The Company currently expects that approximately $10 million of such obligation will be paid within the next 12 months.

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
Seed investments held in entities in which the Company maintained a controlling financial interest were $183 million in thirteen entities as of December 31, 2025, as compared to $111 million in ten entities as of December 31, 2024. LFI investments held in entities in which the Company maintained a controlling financial interest were $63 million in nine entities as of December 31, 2025, as compared to $93 million in nine entities as of December 31, 2024.
As of December 31, 2025 and 2024, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 24 of Notes to Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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
Data relating to investments is set forth below:

	December 31,
	2025	2024
	($ in thousands)
Seed investments by asset class:
Debt	$1,729	$–
Equity (a)	215,237	123,457
Fixed income	24,493	20,751
Alternative investments	29,856	34,161
Private equity	20,144	16,785
Total seed investments	291,459	195,154
Other investments owned:
Private equity	7,468	7,570
Other	1,653	2,266
Total other investments owned	9,121	9,836
Subtotal	300,580	204,990
Private equity consolidated, not owned	21,493	19,057
Equity method	18,752	16,899
LFI	285,021	374,001
Total investments	$625,846	$614,947
________________________
(a)At December 31, 2025 and 2024, seed investments in directly owned equity securities were invested as follows:

	December 31,
	2025	2024
Percentage invested in:
Financials	17%	16%
Consumer	28	31
Industrial	14	14
Technology	23	22
Other	18	17
Total	100%	100%

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
Equity Market Price Risk—At December 31, 2025 and 2024, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $259 million and $164 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.0 million and $0.9 million as of December 31, 2025 and 2024, respectively, in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At December 31, 2025 and 2024, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $22 million and $24 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net decrease of approximately $0.7 million as of December 31, 2025 and a net increase of approximately $0.6 million as of December 31, 2024, in the carrying value of such investments, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At December 31, 2025 and 2024, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and private equity investments, was $114 million and $65 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $2.0 million in the carrying value of such investments as of both December 31, 2025 and 2024, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2025 and 2024, the Company’s exposure to changes in fair value of such investments was approximately $28 million and $24 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.8 million and $2.4 million in the carrying value of such investments as of December 31, 2025 and 2024, respectively.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios”.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At December 31, 2025, total receivables amounted to $898 million, net of an allowance for credit losses of $23 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 79% and 21% of total receivables, respectively. At December 31, 2024, total receivables amounted to $754 million, net of an allowance for credit losses of $32 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 85% and 15% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At December 31, 2025 and 2024, customers and other receivables included $142 million and $83 million, respectively. Such LFB loans are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $0.5 million and $4 million at December 31, 2025 and 2024, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements amounted to $30 million and $3 million at December 31, 2025 and 2024, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $189 million and $271 million at December 31, 2025 and 2024, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents typically bear interest at market interest rates. Based on account balances as of December 31, 2025, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $15 million in the event interest rates were to increase by 1% and decrease by approximately $15 million if rates were to decrease by 1%.
As of December 31, 2025, the Company’s cash and cash equivalents totaled approximately $1,469 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) overnight reverse repurchase agreements and (iv) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
Operational Risk
Operational risk is inherent in all of our businesses and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, employee misconduct, business interruptions, fraud, including fraud perpetrated by third parties, legal actions due to operating deficiencies, noncompliance or cyber attacks. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of our operating subsidiaries is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance policies designed to help protect the Company against accidental loss and other losses that may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups. See Item 1A, “Risk Factors” for more information regarding operational risk in our business and Item 1C, “Cybersecurity” for more information on the Company’s processes to identify, assess and manage cybersecurity risks.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
Quantitative and qualitative disclosures about market risk are included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page

Management’s Report on Internal Control Over Financial Reporting	69

Reports of Independent Registered Public Accounting Firm	70

Consolidated Statements of Financial Condition as of December 31, 2025 and 2024	73

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	75

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023	76

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	77

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the years ended December 31, 2025, 2024 and 2023	79

Notes to Consolidated Financial Statements	82

Supplemental Financial Information	132

Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)

Condensed Statements of Financial Condition as of December 31, 2025 and 2024	F-2

Condensed Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-3

Condensed Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023	F-4

Condensed Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-5

Notes to Condensed Financial Statements	F-6

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lazard, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lazard, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those consolidated financial statements and schedule.
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
February 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lazard, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Lazard, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity and redeemable noncontrolling interests for each of the three years in the period ended December 31, 2025, the related notes and the schedule listed in the Index at Item 8 (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to determining the appropriate period in which investment banking and other advisory fees are recognized, included the following, among others:
•We tested the effectiveness of controls over the recognition of investment banking and other advisory fees, including those over the timing of revenue recognition.
•We selected a sample of transactions for which revenue was recognized prior to December 31 and shortly thereafter and performed the following:
–Evaluated the terms and conditions of the respective contract to verify the Company appropriately identified its performance obligations and the related fees.
–Evaluated the accuracy of management’s calculation of investment banking and other advisory fees recognized by recalculating the revenue amounts and comparing our expectation to the amount recorded by management.
–Evaluated third party and the Company’s evidence, including, but not limited to, court and regulatory approvals, press releases, executed agreements, communications and underlying transaction closing documents, to verify that the revenue recognition criteria were met and revenue was recognized in accordance with U.S. GAAP, including in the appropriate period.
–Evaluated whether it was probable that a significant reversal of the applicable revenue would not occur.
•On a sample basis, we performed the above procedures on investment banking and other advisory fees recognized in the subsequent year to determine if such revenue should have been recorded in the current year.
/s/ Deloitte & Touche LLP
New York, New York
February 23, 2026
We have served as the Company’s auditor since 2000.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2025 AND 2024
(dollars in thousands, except for per share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$1,469,416	$1,308,218
Deposits with banks and short-term investments	167,134	268,684
Restricted cash	34,021	32,466
Receivables (net of allowance for credit losses of $22,884 and $32,033 at December 31, 2025 and 2024, respectively):
Fees	706,220	640,567
Customers and other	191,566	113,056
	897,786	753,623
Investments (including $48,966 pledged at December 31, 2025)	625,846	614,947
Property (net of accumulated amortization and depreciation of $286,235 and $332,840 at December 31, 2025 and 2024, respectively)	168,005	160,402
Operating lease right-of-use assets	412,584	434,938
Goodwill and other intangible assets (net of accumulated amortization of $67,711 at both December 31, 2025 and 2024)	395,262	393,575
Deferred tax assets	459,087	479,582
Other assets	311,593	347,558
Total Assets	$4,940,734	$4,793,993

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2025 AND 2024
(dollars in thousands, except for per share data)

	December 31,
	2025	2024
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$330,852	$308,213
Accrued compensation and benefits	794,754	844,953
Operating lease liabilities	485,149	505,483
Senior debt	1,688,086	1,687,052
Deferred tax liabilities	1,368	1,084
Other liabilities	651,395	682,425
Total Liabilities	3,951,604	4,029,210
Commitments and contingencies
Redeemable noncontrolling interests	78,379	79,629
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized: no shares issued and outstanding at December 31, 2025 and 2024	–	–
Common stock:
Par value $.01 per share (500,000,000 shares authorized; 111,728,757 and 112,766,091 shares issued at December 31, 2025 and 2024, respectively, including shares held in treasury)	1,117	1,128
Additional paid-in-capital	340,351	327,810
Retained earnings	1,488,107	1,472,113
Accumulated other comprehensive loss, net of tax	(271,509)	(326,742)
	1,558,066	1,474,309
Common stock held in treasury, at cost (17,822,122 and 22,467,315 shares at December 31, 2025 and 2024, respectively)	(684,411)	(838,069)
Total Lazard Stockholders’ Equity	873,655	636,240
Noncontrolling interests	37,096	48,914
Total Stockholders’ Equity	910,751	685,154
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,940,734	$4,793,993

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(dollars in thousands, except for per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Investment banking and other advisory fees	$1,820,148	$1,747,198	$1,383,799
Asset management fees	1,196,035	1,115,014	1,077,753
Interest income	38,492	53,604	42,022
Other	131,791	224,088	89,588
Total revenue	3,186,466	3,139,904	2,593,162
Interest expense	87,619	88,067	77,673
Net revenue	3,098,847	3,051,837	2,515,489
OPERATING EXPENSES
Compensation and benefits	2,085,384	2,003,212	1,946,010
Occupancy and equipment	132,603	132,935	131,117
Marketing and business development	118,486	99,446	99,357
Technology and information services	193,195	183,524	189,670
Professional services	88,085	87,109	89,308
Fund administration and outsourced services	122,066	107,173	110,878
Benefit pursuant to tax receivable agreement obligation	(18,775)	(8,237)	(43,894)
Other	50,205	60,203	73,000
Total operating expenses	2,771,249	2,665,365	2,595,446
OPERATING INCOME (LOSS)	327,598	386,472	(79,957)
Provision (benefit) for income taxes	76,578	99,764	(22,650)
NET INCOME (LOSS)	251,020	286,708	(57,307)
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,189	6,796	18,172
NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD	$236,831	$279,912	$(75,479)
ATTRIBUTABLE TO LAZARD COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	97,479,092	93,139,352	88,993,985
Diluted	106,338,079	102,392,171	88,993,985
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$2.37	$2.93	$(0.90)
Diluted	$2.17	$2.68	$(0.90)

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
NET INCOME (LOSS)	$251,020	$286,708	$(57,307)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification (net of tax expense of $2,418 for the year ended December 31, 2025)	59,433	(36,923)	31,107
Adjustment for items reclassified to earnings	–	–	1,826
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(2,270), $1,069 and $(7,606) for the years ended December 31, 2025, 2024 and 2023, respectively)	(9,411)	1,716	(24,510)
Prior service cost (net of tax benefit of $583, $2,747 and $2,567 for the years ended December 31, 2025, 2024 and 2023, respectively)	(1,801)	(8,225)	(7,751)
Adjustment for items reclassified to earnings (net of tax expense of $2,204, $1,926 and $1,521 for the years ended December 31, 2025, 2024 and 2023, respectively)	7,076	6,579	5,233
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	55,297	(36,853)	5,905
COMPREHENSIVE INCOME (LOSS)	306,317	249,855	(51,402)
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,253	6,735	18,173
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LAZARD	$292,064	$243,120	$(69,575)

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$251,020	$286,708	$(57,307)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred expenses and share-based incentive compensation	459,821	448,487	429,857
Noncash lease expense	72,999	66,807	63,552
Depreciation and amortization of property	34,189	36,281	42,853
Currency translation adjustment reclassification	–	–	1,826
Deferred tax provision (benefit)	21,575	11,068	(81,068)
Benefit pursuant to tax receivable agreement obligation	(18,775)	(8,237)	(43,894)
Gain on sale of owned office building	–	(114,271)	–
Impairment of equity method investments and other receivables	–	–	22,981
Impairment of assets associated with cost-saving initiatives	–	–	8,801
Loss on LGAC liquidation	–	–	17,929
Other adjustments	(8,634)	(280)	–
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(62,252)	(3,577)	(100,501)
Investments	(17,853)	72,716	(145,010)
Other assets	(4,723)	(65,341)	(47,671)
Accrued compensation and benefits and other liabilities	(208,042)	12,467	52,314
Net cash provided by operating activities	519,325	742,828	164,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(31,946)	(45,498)	(28,297)
Proceeds from sale of property	–	194,283	–
Purchase of equity method investment	–	(17,488)	–
Purchase of debt securities	–	(98,350)	–
Proceeds from sales and maturities of debt securities	–	100,000	–
Other disposals of property	–	2,110	490
Acquisition of business, net of cash acquired	–	–	(10,516)
Other investing activities	(50,037)	(985)	–
Net cash provided by (used in) investing activities	(81,983)	134,072	(38,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) customer deposits, net	(20,433)	(48,484)	(572,025)
Proceeds from:
Issuance of senior debt	300,000	395,961	–
Contributions from noncontrolling interests	3,705	2,411	2,077
Payments for:
Extinguishment of senior debt	(298,354)	(399,149)	–
Distributions to noncontrolling interests	(2,594)	(1,822)	(5,802)
Tax receivable agreement obligation	–	(30,951)	(32,208)
Distribution to redeemable noncontrolling interests in connection with LGAC redemption	–	–	(585,891)
Purchase of common stock	(91,011)	(59,500)	(102,051)
Common stock dividends	(186,579)	(179,017)	(173,075)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(115,153)	(64,344)	(54,529)
LFI Consolidated Funds redemptions	(33,199)	(35,607)	(35,238)
Other financing activities	(20,019)	(19,167)	(12,452)
Net cash used in financing activities	(463,637)	(439,669)	(1,571,194)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	87,498	(52,846)	30,438
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	61,203	384,385	(1,414,417)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,609,368	1,224,983	2,639,400
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— December 31	$1,670,571	$1,609,368	$1,224,983

See notes to consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	December 31,
	2025	2024	2023
Cash and cash equivalents	$1,469,416	$1,308,218	$971,316
Deposits with banks and short-term investments	167,134	268,684	219,576
Restricted cash	34,021	32,466	34,091
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,670,571	$1,609,368	$1,224,983

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$80,328	$84,423	$73,684
Income taxes, net of refunds	$118,753	$33,971	$44,230

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares (*)	$				Shares	$
Balance - January 1, 2025	112,766,091	$1,128	$327,810	$1,472,113	$(326,742)	22,467,315	$(838,069)	$636,240	$48,914	$685,154	$79,629
Comprehensive income:
Net income				236,831				236,831	2,033	238,864	12,156
Other comprehensive income - net of tax					55,233			55,233	64	55,297
Amortization of share-based incentive compensation			354,432					354,432	5,255	359,687
Dividend equivalents			33,886	(34,258)				(372)	(15,163)	(15,535)
Common stock dividends ($2.00 per share)				(186,579)				(186,579)		(186,579)
Purchase and cancellation of common stock	(1,037,334)	(11)	(37,829)			859,849	(53,171)	(91,011)		(91,011)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $13,456			(335,119)			(5,527,806)	208,031	(127,088)	(1,522)	(128,610)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235		1,235
Delivery of common stock			(725)			(19,205)	725	–		–
Contributions from noncontrolling interests, net								–	1,111	1,111
LFI Consolidated Funds											(13,406)
Other			(3,339)			41,969	(1,927)	(5,266)	(3,596)	(8,862)
Balance - December 31, 2025	111,728,757	$1,117	$340,351	$1,488,107	$(271,509)	17,822,122	$(684,411)	$873,655	$37,096	$910,751	$78,379

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares (*)	$				Shares	$
Balance - January 1, 2024	112,766,091	$1,128	$247,204	$1,402,636	$(289,950)	25,340,287	$(937,259)	$423,759	$58,428	$482,187	$87,675
Comprehensive income (loss):
Net income				279,912				279,912	991	280,903	5,805
Other comprehensive loss - net of tax					(36,792)			(36,792)	(61)	(36,853)
Amortization of share-based incentive compensation			275,121					275,121	2,622	277,743
Dividend equivalents			30,378	(31,418)				(1,040)	(14,896)	(15,936)
Common stock dividends ($2.00 per share)				(179,017)				(179,017)		(179,017)
Purchase of common stock						1,409,988	(59,500)	(59,500)		(59,500)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $1,341			(225,480)			(4,279,314)	158,554	(66,926)	1,241	(65,685)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235		1,235
Delivery of common stock			(142)			(3,790)	142	–		–
Contributions from noncontrolling interest, net									589	589
LFI Consolidated Funds											(13,851)
Other			(506)			144	(6)	(512)		(512)
Balance - December 31, 2024	112,766,091	$1,128	$327,810	$1,472,113	$(326,742)	22,467,315	$(838,069)	$636,240	$48,914	$685,154	$79,629

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares (*)	$				Shares	$
Balance - January 1, 2023	112,766,091	$1,128	$167,890	$1,676,713	$(295,854)	26,814,213	$(993,414)	$556,463	$118,936	$675,399	$583,471
Comprehensive income (loss):
Net income (loss)				(75,479)				(75,479)	6,191	(69,288)	11,981
Other comprehensive income - net of tax					5,904			5,904	1	5,905
Amortization of share-based incentive compensation			244,931					244,931	5,639	250,570
Dividend equivalents			24,615	(25,523)				(908)	(10,692)	(11,600)
Common stock dividends ($2.00 per share)				(173,075)				(173,075)		(173,075)
Purchase of common stock						2,782,662	(102,051)	(102,051)		(102,051)
Delivery of common stock in connection with share-based incentive compensation and related tax benefit of $253			(216,762)			(4,220,444)	156,822	(59,940)	5,664	(54,276)
Business acquisitions and related equity transactions:
Common stock issuable			1,775					1,775		1,775
Delivery of common stock			(1,533)			(41,384)	1,533	–		–
Distributions to noncontrolling interests, net									(3,725)	(3,725)
LFI Consolidated Funds									(74,164)	(74,164)	77,525
Change in redemption value of redeemable noncontrolling interests			(412)					(412)	(177)	(589)	589
LGAC liquidation:
Distribution to redeemable noncontrolling interests											(585,891)
Reversal to net loss of amounts previously charged to additional paid-in-capital and noncontrolling interests			13,195					13,195	4,734	17,929
Reversal of deferred offering costs liability			14,087					14,087	6,038	20,125
Other			(582)			5,240	(149)	(731)	(17)	(748)
Balance - December 31, 2023	112,766,091	$1,128	$247,204	$1,402,636	$(289,950)	25,340,287	$(937,259)	$423,759	$58,428	$482,187	$87,675
________________________
(*) Includes 111,728,757, 112,766,091 and 112,766,091 shares of the Company’s common stock issued at December 31, 2025, 2024 and 2023.
See notes to consolidated financial statements.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for per share data, unless otherwise noted)

1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Lazard, Inc. is a global financial advisory and asset management firm, incorporated in Delaware that specializes in crafting solutions to the complex financial and strategic challenges and opportunities of our clients. Lazard provides advice on mergers and acquisitions, capital markets and capital solutions, restructuring and liability management, geopolitics, and other strategic matters, as well as asset management and investment solutions to institutions, corporations, governments, partnerships, family offices, and high net worth individuals.
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
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), as of December 31, 2025 and 2024. Lazard, Inc., through its control of the managing members of Lazard Group LLC, controls Lazard Group, which is governed by a Third Amended and Restated Operating Agreement (the “Operating Agreement”).
Lazard, Inc.’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interests in, Lazard Group, whose principal operating activities are included in two business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services including mergers and acquisitions (“M&A”) advisory, strategic capital solutions, shareholder advisory, sovereign advisory, geopolitical advisory, restructuring and liability management, capital raising and placement, and other strategic matters; and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private wealth clients.
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
The consolidated financial statements include Lazard, Inc. and its subsidiaries, including Lazard Group LLC and Lazard Group LLC’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); the French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”), along with its subsidiaries, Lazard Frères Banque SA (“LFB”) and Lazard Frères Gestion SAS (“LFG”), and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited (“LCH”), an English private limited company, together with their jointly owned affiliates and subsidiaries.
Tax receivable agreement obligation is reported in “other liabilities” on the consolidated statements of financial condition. Such amounts were previously reported separately. Prior year information has been recast to reflect the updated presentation.
2.    SIGNIFICANT ACCOUNTING POLICIES
The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.
Foreign Currency —The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of gains and losses from forward foreign currency exchange rate contracts (see Note 8) amounted to $(757), $2,846 and $(5,574) for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in “revenue-other” on the respective consolidated statements of operations.
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
•the assessment of the timing and amount of revenue recognized, including the probability of collection of fees;
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
Cash and Cash Equivalents—The Company defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of three months or less when purchased. Cash equivalents also include overnight reverse repurchase agreements, which are recorded at amortized cost.
Deposits with Banks and Short-Term Investments—Represents LFB’s short-term deposits, including with the Banque de France and amounts placed by LFB in short-term, highly liquid securities with original maturities of three months or less when purchased. The level of these deposits and investments may be driven by the level of LFB demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation.
Restricted Cash—Primarily represents escrowed cash balances that the Company cannot access prior to meeting certain requirements and other restricted cash deposits made by the Company, including those to satisfy the requirements of clearing organizations.
Receivables and Allowance for Credit Losses—The Company’s receivables represent fee receivables, amounts due from customers, and other receivables. Receivables are stated net of an estimated allowance for credit losses determined in accordance with the current expected credit losses (“CECL”) guidance for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.
For fee receivables, the allowance for credit losses is determined together for all Financial Advisory fee receivables, except for Private Capital Advisory given the different nature of the business, client composition, and risk characteristics. An allowance for credit losses is determined separately for Private Capital Advisory fee receivables. In addition, a separate allowance for credit losses is determined for all Asset Management fee receivables. The allowances are measured by the application of an average charge-off rate, determined annually based on historical bad debt charge-off experience, to the fee receivable balance of the respective services, adjusted for the specific allowance recognized based on current conditions of individual clients. The current conditions are considered on a quarterly basis and include the aging of the receivables, the client’s ability to make payments, and the Company’s relationship with the client. In addition, the Company also performs an assessment at least quarterly to monitor economic factors and other uncertainties that may require additional adjustment to the expected credit losses allowance.
Financial Advisory and Asset Management fee receivables past due in excess of 8 and 12 months, respectively, are generally fully provided for unless there is evidence that the balance is collectible. Notwithstanding our policy for receivables past due, any specific receivables that are deemed uncollectible result in specific reserves against such exposures.
For customer loans within customers and other receivables, the Company has elected to apply the practical expedient, in accordance with the CECL guidance for financial assets with collateral maintenance provisions, which generally results in no expected credit losses given that these loans are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans.
See Note 5 for additional information regarding the Company’s receivables and allowance for credit losses.
Investments—Investments in debt and marketable equity securities held directly through asset management funds are accounted for at fair value, with any increase or decrease in fair value recorded in earnings. Such amounts are reflected in “revenue-other” in the consolidated statements of operations.
The Company has elected the fair value option for investments held by asset management funds that would otherwise have been accounted for using the equity method of accounting. Accounting for these investments at fair value is consistent with how the Company accounts for other investments held by asset management funds. The fair value of such

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
investments is generally based on quoted prices in an active market. Changes in fair value are recorded in earnings and reflected in “revenue-other” in the consolidated statements of operations.
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
Property-net—Property is stated at cost less accumulated depreciation and amortization. Buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the remaining term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expenses aggregating $34,189, $36,281 and $42,853 for the years ended December 31, 2025, 2024 and 2023, respectively, are included on the consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.
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
The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, total return swap contracts on various equity and debt indices and other derivative contracts to economically hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt prices. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law, in which case the Company would net the applicable assets and liabilities and related receivable and payable for net cash collateral under such contracts. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments are generally included in “revenue-other”, based on the nature of the underlying item, in the consolidated statements of operations. Cash flows related to derivative instruments and associated hedged items are classified in the same category in the consolidated statements of cash flows.
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
Deposits and Other Customer Payables—Principally consists of LFB customer-related demand deposits and certificates of deposit.
Securities Sold, Not Yet Purchased—Securities sold, not yet purchased represents liabilities for securities sold where there is an obligation to deliver such securities. These liabilities are included within “other liabilities” in the consolidated statements of financial condition. These securities are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard securities industry practices. Such gains and losses are reflected in “revenue-other” in the consolidated statements of operations.
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
Income Taxes (Topic 740): Improvements to Income Tax Disclosures —In December 2023, the FASB issued an accounting standard update to enhance the transparency and decision usefulness of income tax disclosures. The amendments include new annual disclosure requirements related to the rate reconciliation, information about income taxes paid, and disaggregated information on pre-tax income or loss and income tax expense from continuing operations. The amendments also eliminated certain disclosure requirements. The new guidance is effective for annual periods beginning after December 15, 2024, and shall be applied on a prospective basis. The Company has adopted the new guidance prospectively and updated its income tax disclosures in Note 19.
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
4.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Year Ended December 31,
	2025	2024	2023
Net Revenue:
Financial Advisory (a)	$1,834,303	$1,756,183	$1,385,357

Asset Management:
Management fees and other (b)	$1,203,182	$1,135,447	$1,121,950
Incentive fees (c)	71,544	51,530	29,546
Total Asset Management	$1,274,726	$1,186,977	$1,151,496
________________________
(a)Financial Advisory is comprised of a wide array of financial advisory services regarding M&A advisory, strategic capital solutions, shareholder advisory, sovereign advisory, geopolitical advisory, restructuring and liability management, capital raising and placement, and other strategic advisory work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an announcement date or a completion date, respectively, due to the uncertainty associated with those events. Therefore, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.
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
At December 31, 2025, the Company had deferred revenue of $139,022 included in “other liabilities” on the consolidated statements of financial condition. During the year ended December 31, 2025, the Company recognized $32,558 in revenue that was included in the deferred revenue balance as of December 31, 2024 of $136,536.
5.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the CECL model.
Of the Company’s fee receivables at December 31, 2025 and 2024, $152,227 and $130,682, respectively, represented financing receivables for our Private Capital Advisory fees.
At December 31, 2025 and 2024, customers and other receivables included $142,454 and $82,985, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both December 31, 2025 and 2024.
The aggregate carrying amount of other fees and customers and other receivables was $603,105 and $539,956 at December 31, 2025 and 2024, respectively.
Activity in the allowance for credit losses for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$32,033	$28,503	$17,738
Provision for credit losses, net of reversals	(4,502)	11,793	20,875
Charge-offs	(5,635)	(7,841)	(10,670)
Foreign currency translation and other adjustments	988	(422)	560
Ending Balance	$22,884	$32,033	$28,503
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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
6.    INVESTMENTS
The Company’s investments consist of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Debt	$1,729	$–
Equity	56,920	58,623
Funds:
Alternative investments (a)	52,702	59,230
Debt (a)	125,806	147,173
Equity (a)	320,832	289,610
Private equity	49,105	43,412
Total funds	548,445	539,425
Investments, at fair value	607,094	598,048
Equity method investments	18,752	16,899
Total investments	$625,846	$614,947
________________________
(a)Interests in alternative investment funds, debt funds and equity funds include investments, (fair values shown below), including those held by LFI Consolidated Funds (see Note 24), held to satisfy the Company’s obligation upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 8 and 16).

	December 31,
	2025	2024
Investments related to LFI and other similar deferred compensation arrangements:
Alternative investments	$22,224	$23,865
Debt	101,297	126,407
Equity	161,500	223,729
Total	$285,021	$374,001
Debt securities primarily consist of investments in government securities held within separately managed accounts in order to seed strategies in our Asset Management business.
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
During the years ended December 31, 2025, 2024 and 2023, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Year Ended December 31,
	2025	2024	2023
Net unrealized investment gains (losses)	$47,639	$(6,327)	$54,228
As of December 31, 2025, the Company has pledged investments with a carrying value of $48,966, primarily as collateral for its derivative contracts (see Note 8). Such pledged assets can be sold or repledged by the secured party.

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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following tables present, as of December 31, 2025 and 2024, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Deposits with banks and short-term investments (a)	$24,820	$–	$–	$–	$24,820
Restricted cash (a)	100	–	–	–	100
Investments:
Debt	1,313	416	–	–	1,729
Equity	56,245	–	675	–	56,920
Funds:
Alternative investments	7,232	–	–	45,470	52,702
Debt	116,464	9,339	–	3	125,806
Equity	320,334	432	–	66	320,832
Private equity	–	–	290	48,815	49,105
Derivatives	–	453	–	–	453
Total	$526,508	$10,640	$965	$94,354	$632,467
Liabilities:
Securities sold, not yet purchased	$3,434	$–	$–	$–	$3,434
Contingent consideration liability	–	–	2,300	–	2,300
Derivatives	–	218,939	–	–	218,939
Total	$3,434	$218,939	$2,300	$–	$224,673

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
__________________________________
(a)Level 1 represents U.S. Treasury securities.
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$589	$57	$–	$–	$29	$675
Private equity funds	256	–	–	–	34	290
Total Level 3 assets	$845	$57	$–	$–	$63	$965

Liabilities:
Contingent consideration liability (a)	$4,495	$105	$–	$(2,300)	$–	$2,300
Total Level 3 liabilities	$4,495	$105	$–	$(2,300)	$–	$2,300

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Year Ended December 31, 2024
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$493	$46	$109	$–	$(59)	$589
Private equity funds	273	–	–	–	(17)	256
Total Level 3 assets	$766	$46	$109	$–	$(76)	$845

Liabilities:
Contingent consideration liability (a)	$6,583	$212	$–	$(2,300)	$–	$4,495
Total Level 3 liabilities	$6,583	$212	$–	$(2,300)	$–	$4,495

	Year Ended December 31, 2023
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Acquisitions/Issuances	Sales/ Settlements/Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$646	$54	$–	$(281)	$74	$493
Private equity funds	18,772	–	–	(18,508)	9	273
Total Level 3 assets	$19,418	$54	$–	$(18,789)	$83	$766

Liabilities:
Contingent consideration liability (a)	$–	$274	$7,754	$(1,445)	$–	$6,583
Total Level 3 liabilities	$–	$274	$7,754	$(1,445)	$–	$6,583
_____________________
(a)For the year ended December 31, 2023, acquisitions represent the initial recognition of the contingent consideration liability (noncash transaction). Settlements for the years ended December 31, 2025, 2024 and 2023 represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
(b)Transfers out of Level 3 private equity funds during the year ended December 31, 2023 reflect investments valued at NAV that were previously valued based on the acquisition price.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Financial Instruments Not Measured at Fair Value—The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2025 and 2024 that are not measured at fair value in the Company’s consolidated statement of financial condition.

	December 31, 2025
			Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$1,469,416	$1,469,416	$1,389,399	$80,017	$–
Deposits with banks and short-term investments	142,314	142,314	142,314	–	–
Restricted cash	33,921	33,921	33,921	–	–
Financing receivables	152,227	152,491	–	–	152,491
Customer loans	142,454	142,454	–	–	142,454
Other fees and customers and other receivables	603,105	603,105	–	603,105	–
Financial Liabilities:
Deposits and other customer payables	$330,852	$330,852	$–	$330,852	$–
Senior debt	1,688,086	1,736,982	–	1,736,982	–

	December 31, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$1,302,236	$1,302,236	$1,302,236	$–	$–
Deposits with banks and short-term investments	244,018	244,018	244,018	–	–
Restricted cash	32,466	32,466	32,466	–	–
Financing receivables	130,682	131,272	–	–	131,272
Customer loans	82,985	82,985	–	–	82,985
Other fees and customers and other receivables	539,956	539,956	–	539,956	–
Financial Liabilities:
Deposits and other customer payables	$308,213	$308,213	$–	$308,213	$–
Senior debt	1,687,052	1,681,893	–	1,681,893	–
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
The following tables present, at December 31, 2025 and 2024, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2025
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$45,429	$–		NA		(a)	30-60 days
Other	41	–		NA		(b)	<30-90 days
Debt funds	3	–		NA		(c)	<30-30 days
Equity funds	66	–		NA		(d)	<30-30 days
Private equity funds:
Equity growth	48,815	34,389	(e)	100%	(f)	NA	NA
Total	$94,354	$34,389
_____________________
(a)monthly (100%)
(b)daily (100%)
(c)daily (100%)
(d)monthly (100%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $13,817 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. Included is a $28,790 commitment to a European tech-focused growth equity fund managed by our asset management business.
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
8.     DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 16) on the accompanying consolidated statements of financial condition as of December 31, 2025 and 2024. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$675	$209,295	$1,090	$316,290
Total return swaps and other	250	10,517	38,849	155,693
LFI and other similar deferred compensation arrangements	–	–	188,642	159,677
Total gross derivatives	925	$219,812	228,581	$631,660
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(221)		(221)
Total return swaps and other	(251)		(9,421)
Net derivatives in "other assets" and "other liabilities"	453		218,939
Collateral not netted on the consolidated statement of financial condition (a)	–		(29,582)
	$453		$189,357

	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$4,248	$359,717	$1,068	$167,115
Total return swaps and other	125	1,031	17,527	116,239
LFI and other similar deferred compensation arrangements	–	–	270,847	247,848
Total gross derivatives	4,373	$360,748	289,442	$531,202
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(461)		(460)
Total return swaps and other	(125)		(14,702)
Net derivatives in "other assets" and "other liabilities"	3,787		274,280
Collateral not netted on the consolidated statement of financial condition (a)	–		(1,132)
	$3,787		$273,148
_____________________
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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, were as follows:

	Year Ended December 31,
	2025	2024	2023
Forward foreign currency exchange rate contracts	$(13,439)	$10,264	$(2,701)
LFI and other similar deferred compensation arrangements	(24,324)	(16,176)	(41,463)
LGAC warrants	–	–	115
Total return swaps and other	(52,531)	(11,498)	(16,957)
Total	$(90,294)	$(17,410)	$(61,006)
9.    PROPERTY, NET
At December 31, 2025 and 2024, property consisted of the following:

	Estimated Depreciable Life in Years	December 31,
		2025	2024
Buildings	33	$12,956	$11,455
Leasehold improvements (a)	3-20	236,294	214,744
Furniture and equipment (a)	3-10	142,738	165,727
Computer software	3-5	56,168	67,523
Construction in progress		6,084	33,793
Total		454,240	493,242
Less - Accumulated depreciation and amortization		286,235	332,840
Property, net		$168,005	$160,402
____________________
(a) The Company classified assets as held for sale as of December 31, 2025, the carrying amount of which was $3,684 (net of accumulated depreciation). The assets are expected to be sold in early 2026. Effective January 1, 2026, depreciation expense will no longer be recorded on these assets.

Asset Retirement Obligation—The following is a reconciliation of the beginning and ending carrying amount of our asset retirement obligations for the year ended December 31, 2025 and is recorded in “other liabilities” on the consolidated statements of financial condition:

Year Ended December 31, 2025
Balance, January 1	$5,294
Liabilities incurred (a)	3,919
Accretion expense	405
Liabilities settled	(3,197)
Other	284
Balance, December 31	$6,705
____________________
(a)Represents a noncash transaction with a corresponding addition to property.

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
The following table summarizes the components of operating lease expense reflected on the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$88,425	$87,257	$80,257
Variable lease cost	23,088	22,632	23,521
Sublease income	(1,218)	(950)	(934)
Total	$110,295	$108,939	$102,844
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$82,709	$89,677

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$34,577	$101,787

Weighted average remaining lease term	8 years	9 years

Weighted average discount rate	4.3%	4.3%

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Maturities of the operating lease liabilities outstanding at December 31, 2025 for each of the years in the period ending December 31, 2030 and thereafter are set forth in the table below.

Year Ending December 31,
2026	$80,666
2027	80,115
2028	76,420
2029	71,919
2030	68,149
Thereafter	201,168
Total lease payments	578,437
Less - Discount	93,288
Operating lease liabilities	$485,149
In addition to the table above, the Company signed two lease agreements for additional office facilities, with lease commencement anticipated in future periods. The lease terms are approximately 8 to 10 years and the total of undiscounted future lease payments is approximately $110,000.
11.    GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025			2024			2023
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$312,305	$81,270	$393,575	$313,628	$81,270	$394,898	$312,699	$64,541	$377,240
Acquisition of business	–	–	–	–	–	–	–	16,729	16,729
Foreign currency translation adjustments	1,687	–	1,687	(1,323)	–	(1,323)	929	–	929
Balance, December 31	$313,992	$81,270	$395,262	$312,305	$81,270	$393,575	$313,628	$81,270	$394,898
The Company tests goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment tests for the years ended December 31, 2025, 2024 and 2023, the Company determined that no impairment existed.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
12.    OTHER ASSETS AND OTHER LIABILITIES
The following table sets forth the Company’s other assets, by type, as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Current income and other tax receivables	$52,881	$46,694
Prepaid compensation	58,013	94,329
Other advances and prepayments	105,364	112,909
Other	95,335	93,626
Total	$311,593	$347,558
The following table sets forth the Company’s other liabilities, by type, as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Accrued expenses	$222,683	$214,118
Current income and other taxes payable	136,782	162,019
Employee benefit-related liabilities	42,216	49,883
Unclaimed funds at LFB	791	15,435
Deferred revenue (a)	139,022	136,536
Tax receivable agreement obligation	57,051	75,899
Securities sold, not yet purchased	3,434	4,529
Other	49,416	24,006
Total	$651,395	$682,425
_____________________
(a)Deferred revenue primarily relates to cash received for carried interest subject to clawback and unearned advisory fees received from private equity investments.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
13.    SENIOR DEBT
Senior debt is comprised of the following as of December 31, 2025 and 2024:

					Outstanding as of
					December 31, 2025			December 31, 2024
	Initial Principal Amount	Maturity Date	Annual Interest Rate	Effective Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2027 Senior Notes (a)	300,000	3/01/27	3.625%	–%	$–	$–	$–	$300,000	$1,213	$298,787
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	4.70%	500,000	2,763	497,237	500,000	3,783	496,217
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	4.56%	500,000	2,954	497,046	500,000	3,875	496,125
Lazard Group 2031 Senior Notes	400,000	3/15/31	6.00%	6.16%	400,000	3,419	396,581	400,000	4,077	395,923
Lazard Group 2035 Senior Notes (a)	300,000	8/1/35	5.625%	5.72%	300,000	2,778	297,222	–	–	–
Total					$1,700,000	$11,914	$1,688,086	$1,700,000	$12,948	$1,687,052
_____________________
(a)During the third quarter of 2025, Lazard Group LLC completed an offering of 300,000 aggregate principal amount of 5.625% senior notes due in 2035. Interest on the 2035 Notes is payable semi-annually on February 1 and August 1 of each year, beginning February 1, 2026. Lazard Group LLC used the net proceeds from the 2035 Notes to repurchase or redeem all of the issued and outstanding 2027 Notes.
Lazard, Inc. has provided an unconditional and irrevocable guarantee for the repayment of all the senior notes in the table above. The guarantee covers both the principal and interest payments on the senior debt and will remain in effect until all the Lazard Group senior notes are repaid. As of December 31, 2025, the maximum future payments that Lazard, Inc. could be required to make under this guarantee is the same as the principal value in the table above plus accrued interest.
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
As of December 31, 2025, the Company had approximately $210,000 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable.
Debt maturities relating to senior borrowings outstanding at December 31, 2025 for each of the five years in the period ending December 31, 2030 and thereafter are set forth in the table below.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Year Ending December 31,
2026	$–
2027	–
2028	500,000
2029	500,000
2030	–
Thereafter	700,000
Total	$1,700,000
The Company’s senior debt at December 31, 2025 and 2024 is carried at the principal amount outstanding, net of unamortized debt costs. See Note 7 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.
14.    COMMITMENTS AND CONTINGENCIES
Commitments
See Notes 7, 10 and 17 for information regarding commitments relating to investment capital funding commitments, leases and obligations to fund our pension plans, respectively.
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
15.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of Lazard, Inc. common stock (“common stock”) as set forth in the table below as of December 31, 2025.

Date	Repurchase Authorization	Expiration
July 2024	$200,000	December 31, 2026
The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under Lazard’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions, including those with employees. The rate at which the Company purchases shares in connection with the share

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
repurchase program may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Year Ended December 31:	Number of Shares Purchased	Average Price Per Share
2023	2,782,662	$36.67
2024	1,409,988	$42.20
2025 (a)	1,897,183	$47.97
______________________
(a)Includes 1,037,334 shares of common stock which were immediately canceled by the Company. There was no impact on total stockholders' equity as a result of the share cancellation.

There were 17,822,122 and 22,467,315 shares of our common stock held in treasury, primarily relating to shares held by Lazard Group LLC, at December 31, 2025 and 2024, respectively. Such shares of common stock are reported, at cost, as “common stock held in treasury” on the accompanying consolidated statements of financial condition.
During 2025, 2024 and 2023, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the years ended December 31, 2025, 2024 and 2023, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases in 2025, 2024 and 2023 was approximately $12,800, $14,300 and $11,100, respectively. Such shares of common stock are reported at cost, and are either included in “common stock held in treasury” on the accompanying consolidated statements of financial condition or were immediately canceled by the Company.
As of December 31, 2025, a total of $108,989 of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
During the year ended December 31, 2025, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2025, 2024 and 2023 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance, January 1, 2025	$(160,914)	$(165,888)	$(326,802)	$(60)	$(326,742)
Activity:
Other comprehensive income (loss) before reclassifications	59,433	(11,212)	48,221	64	48,157
Adjustments for items reclassified to earnings, net of tax	–	7,076	7,076	–	7,076
Net other comprehensive income (loss)	59,433	(4,136)	55,297	64	55,233
Balance, December 31, 2025	$(101,481)	$(170,024)	$(271,505)	$4	$(271,509)

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance, January 1, 2024	$(123,991)	$(165,958)	$(289,949)	$1	$(289,950)
Activity:
Other comprehensive loss before reclassifications	(36,923)	(6,509)	(43,432)	(61)	(43,371)
Adjustments for items reclassified to earnings, net of tax	–	6,579	6,579	–	6,579
Net other comprehensive income (loss)	(36,923)	70	(36,853)	(61)	(36,792)
Balance, December 31, 2024	$(160,914)	$(165,888)	$(326,802)	$(60)	$(326,742)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance, January 1, 2023	$(156,924)	$(138,930)	$(295,854)	$–	$(295,854)
Activity:
Other comprehensive income (loss) before reclassifications	31,107	(32,261)	(1,154)	1	(1,155)
Adjustments for items reclassified to earnings, net of tax	1,826	5,233	7,059	–	7,059
Net other comprehensive income (loss)	32,933	(27,028)	5,905	1	5,904
Balance, December 31, 2023	$(123,991)	$(165,958)	$(289,949)	$1	$(289,950)
The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Currency translation losses (a)	$–	$–	$1,826
Employee benefit plans:
Amortization relating to employee benefit plans (b)	9,280	8,505	6,754
Less - related income taxes	2,204	1,926	1,521
	7,076	6,579	5,233
Total reclassifications, net of tax	$7,076	$6,579	$7,059
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
Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, and (ii) profits interest participation rights (see Note 16).
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
Dividends Declared, January 28, 2026—On January 28, 2026, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on February 20, 2026, to stockholders of record on February 9, 2026.
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
Expense
The following reflects the expense with respect to share-based incentive plans, which is primarily recorded within “compensation and benefits” expense in the Company’s accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Share-based incentive awards:
RSUs	$283,039	$221,298	$192,370
PRSUs	(44)	1,110	2,488
PIPRs	76,692	55,335	55,712
Total	$359,687	$277,743	$250,570
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
RSUs generally include a dividend participation right during the applicable vesting period, which is payable in additional units. During the year ended December 31, 2025, dividend participation rights required the issuance of an

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
aggregate 716,759 units of RSUs and the associated aggregate charge to “retained earnings” (with a corresponding credit to “additional paid-in-capital”) was $33,886.

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
In connection with RSUs and PRSUs that settled during the year ended December 31, 2025, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 2,181,981 and 52,000 shares, respectively, of common stock during the year. Accordingly, 3,204,362 and 58,638 shares, respectively, of common stock held by the Company were delivered during the year ended December 31, 2025.
The following is a summary of activity relating to RSUs and PRSUs for the year ended December 31, 2025:

	RSUs		PRSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	16,212,004	$37.07	62,296	$35.44
Granted (including 716,759 RSUs relating to dividend participation)	7,928,393	$52.49	–	$–
Forfeited	(715,581)	$43.24	–	$–
PRSUs performance units earned (a)			48,342	$21.92
Settled	(5,461,043)	$35.74	(110,638)	$29.53
Balance, December 31, 2025	17,963,773	$44.03	–
_____________________
(a)Represents PRSUs earned during the year ended December 31, 2025 under the performance conditions of previously-granted PRSU awards in excess of the target payout levels of such awards.
The weighted-average grant date fair value of RSUs granted in 2024 and 2023 was $38.87 and $36.54, respectively.
As of December 31, 2025, the total estimated unrecognized compensation expense related to RSUs was $274,988. The Company expects to expense such amounts over a weighted-average period of approximately 1.6 years subsequent to December 31, 2025.
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
The number of shares of common stock that a recipient will receive upon the exchange of a P-PIPR award is calculated by reference to applicable performance-based vesting conditions and incremental market-based conditions and only result in value to the recipient to the extent the vesting and other conditions are satisfied. The target number of shares of common stock subject to each P-PIPR is one. Based on the achievement of performance conditions, as determined and approved by the Compensation Committee, the number of shares of common stock that may be received in connection with P-PIPR awards granted, subject to both performance-based and incremental market-based conditions, the number of shares that may be received will range from zero to 2.4 times the target number. Unless applicable vesting and other conditions are satisfied during the three-year performance period, and the Minimum Value Condition is satisfied within five years following the grant date, all P-PIPRs will be forfeited.
SP-PIPRs are eligible to vest in three tranches (each, a “Tranche”) based on the achievement of service conditions and Tranche-specific common stock price milestones measured as of a specified anniversary of the date of grant, as described below. Their aggregate fair value at the original grant date, which based on the estimated probability of achieving the common stock price milestones was approximately $33,900, is expensed over the requisite service periods.
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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to all PIPRs during the year ended December 31, 2025:

	Ordinary PIPRs (a)		P-PIPRs		SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value (c)
Balance, January 1, 2025	3,331,563	$35.77	963,660	$35.44	2,250,000	$15.06
Granted	1,444,345	$44.93	–	$–	–	$–
Forfeited	(212,968)	$36.41	–	$–	–	$–
Performance units earned (b)			747,800	$21.92
Settled	(478,646)	$32.95	(1,711,460)	$29.53	–	$–
Balance, December 31, 2025	4,084,294	$39.31	–		2,250,000	$16.12
_____________________
(a)Includes PIPR awards with only service-based vesting conditions.
(b)Represents P-PIPRs earned during the year ended December 31, 2025 under the performance conditions of previously-granted P-PIPR awards in excess of the target payout levels of such awards.
(c)The change in the weighted average grant date fair value of SP-PIPRs as of December 31, 2025 reflects a modification of certain awards.

The weighted-average grant date fair value of ordinary PIPRs granted in 2024 was $38.26. The weighted-average grant date fair value of ordinary PIPRs and SP-PIPRs granted in 2023 was $34.50 and $15.06, respectively.
Compensation expense recognized for ordinary PIPRs and P-PIPRs is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. Compensation expense recognized for SP-PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of December 31, 2025, the total estimated unrecognized compensation expense of all profits interest participation rights was $35,643 and the Company expects to expense such amount over a weighted-average period of approximately 2.2 years subsequent to December 31, 2025.
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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the year ended December 31, 2025:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2025	$52,055	$270,847
Granted	40,478	40,478
Settled	–	(150,134)
Amortization and the impact of forfeitures	(64,132)	(1,226)
Change in fair value of underlying investments	–	24,324
Other	6	4,353
Balance, December 31, 2025	$28,407	$188,642
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.4 years subsequent to December 31, 2025.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Amortization and the impact of forfeitures	$62,906	$100,409	$164,357
Change in the fair value of underlying investments	24,324	16,176	41,463
Total	$87,230	$116,585	$205,820
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

Amortization expense for the year ended December 31, 2025 was $16,857. The remaining prepaid compensation asset was $18,103 as of December 31, 2025.
Incentive Awards Granted in the First Quarter of 2026
In the first quarter of 2026, the Company granted approximately $547,000 of deferred incentive compensation awards to eligible employees as part of the 2025 year-end compensation process. These grants included: RSUs, PIPRs, and LFI and other similar deferred compensation arrangements. RSUs and LFI granted in 2026 vest ratably over three years, which we expect will be the vesting period for all year-end compensation grants going forward.

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

Contributions to both the U.S. and non-U.S. pension plans during the year ending December 31, 2026 are not expected to be material.

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the post-retirement plans. The Company uses December 31 as the measurement date for its post-retirement plans.

	Pension Plans
	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$442,425	$490,701
Service cost	753	658
Interest cost	22,649	21,042
Amendments	691	15,935
Actuarial (gain) loss	(7,345)	(48,336)
Benefits paid	(29,616)	(28,277)
Foreign currency translation and other adjustments	34,660	(9,298)
Benefit obligation at end of year	464,217	442,425
Change in plan assets
Fair value of plan assets at beginning of year	438,926	496,451
Actual return on plan assets	20,115	(23,539)
Employer contributions	4,825	2,517
Benefits paid	(28,959)	(27,872)
Foreign currency translation and other adjustments	34,422	(8,631)
Fair value of plan assets at end of year	469,329	438,926
Funded (deficit) at end of year	$5,112	$(3,499)
Amounts recognized in the consolidated statements of financial condition at December 31, 2025 and 2024 consist of:
Prepaid pension asset (included in “other assets”)	$14,724	$12,075
Accrued benefit liability (included in “other liabilities”)	(9,612)	(15,574)
Net amount recognized	$5,112	$(3,499)
Amounts recognized in AOCI (excluding tax benefits of $40,418 and $39,769 at December 31, 2025 and 2024, respectively) consist of:
Actuarial net loss	$186,083	$182,439
Prior service cost	24,358	23,218
Net amount recognized	$210,441	$205,657

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
For the years ended December 31, 2025 and 2024, the change in the benefit obligation related to the actuarial (gain) loss is principally attributable to changes in the discount rates, changes in long-term inflation expectations and changes in demographic assumptions.
The following table summarizes the fair value of plan assets and the accumulated benefit obligation at December 31, 2025 and 2024:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2025	2024	2025	2024	2025	2024
Fair value of plan assets	$14,593	$12,750	$454,736	$426,176	$469,329	$438,926
Accumulated benefit obligation	$16,153	$16,606	$448,064	$425,819	$464,217	$442,425
The Company’s benefit plans are frozen and as a result, the projected benefit obligation for our qualified defined benefit plans is approximately equal to the accumulated benefit obligation.
The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2025, 2024 and 2023:

	Pension Plans For The Year Ended December 31,
	2025	2024	2023
Components of Net Periodic Benefit Cost (Credit):
Service cost	$753	$658	$338
Interest cost	22,649	21,042	20,930
Expected return on plan assets	(25,092)	(26,403)	(23,942)
Amortization of:
Prior service cost	1,244	536	107
Net actuarial loss	8,036	7,969	6,647
Net periodic benefit cost (credit)	$7,590	$3,802	$4,080

Actual return on plan assets	$20,115	$(23,539)	$22,461
Employer contributions	$4,825	$2,517	$5,673
Benefits paid	$28,959	$27,872	$25,542
Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax expense (benefit) of $(649), $248 and $(8,652) during the years ended December 31, 2025, 2024 and 2023, respectively):

Net actuarial (gain) loss	$(2,279)	$641	$23,521
Prior service cost	673	11,147	10,172
Reclassification of prior service (cost) credit to earnings	(1,244)	(536)	(107)
Reclassification of actuarial gain (loss) to earnings	(8,036)	(7,969)	(6,647)
Currency translation and other adjustments	15,671	(3,601)	8,740
Total recognized in AOCI	$4,785	$(318)	$35,679
Net amount recognized in total periodic benefit cost and AOCI	$12,375	$3,484	$39,759

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2025, 2024 and 2023 are set forth below:

	Pension Plans December 31,
	2025	2024	2023
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.3%	5.2%	4.4%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.8%	4.0%	4.3%
Expected long-term rate of return on plan assets	5.6%	5.4%	5.1%
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

Pension Plans
2026	$28,559
2027	29,132
2028	29,949
2029	29,930
2030	29,945
2031-2035	149,785

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2025 and 2024, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2025
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$8,219	$–	$–	$–	$8,219
Debt	35,968	–	–	–	35,968
Equities	16,441	–	–	–	16,441
Funds:
Alternative investments	–	–	–	1,891	1,891
Debt	6,714	67,755	–	249,025	323,494
Equity	39,590	32,534	–	7,515	79,639
Other	–	3,677	–	–	3,677
Total	$106,932	$103,966	$–	$258,431	$469,329

	As of December 31, 2024
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$8,432	$–	$–	$–	$8,432
Debt	36,767	–	–	–	36,767
Equities	10,255	–	–	–	10,255
Funds:
Alternative investments	–	–	–	3,580	3,580
Debt	5,939	57,074	–	235,625	298,638
Equity	42,415	29,485	–	5,556	77,456
Other	–	3,798	–	–	3,798
Total	$103,808	$90,357	$–	$244,761	$438,926
_____________________
(a)Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy.
Included in equity funds are $43,363 and $44,404 as of December 31, 2025 and 2024, respectively, that are invested in funds managed by the Company.
Consistent with the plans’ investment strategies, at December 31, 2025 and 2024, the Company’s U.S. pension plan had 52% and 53%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient, 46% and 47%, respectively, invested in Level 1 debt funds and at December 31, 2025, 2% invested in cash, which is a Level 1 asset. The Company’s non-U.S. pension plans at December 31, 2025 and 2024 had 20% and 19%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 and Level 2 assets; 78% and 78%, respectively, of the plans’ assets invested in debt and debt funds that are Level 1, Level 2 and measured at NAV or its equivalent as a practical expedient, and 2% and 3%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, other investments, which is a Level 2 asset, or in alternative investment funds that are primarily measured at NAV.
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
Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $22,526, $21,136 and $22,190 for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.
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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Activity related to the obligations pursuant to the cost-saving initiatives during the year ended December 31, 2025 was as follows:

Accrued Compensation and Benefits
Balance, January 1, 2025	$6,268
Less:
Foreign currency translation and other adjustments	(15)
Payments and settlements	5,382
Balance, December 31, 2025	$901
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
The following table represents the U.S. and non-U.S. components of operating income (loss). The Company previously disclosed operating income (loss) by geographic region in its segment information. Comparable prior year information has been recast to reflect the updated presentation.

	Year Ended December 31,
	2025	2024	2023
U.S.	$119,552	$64,153	$(194,353)
Non-U.S.	208,046	322,319	114,396
Operating income (loss)	$327,598	$386,472	$(79,957)

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2025, 2024 and 2023, are shown below.

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(3,993)	$8,693	$96
Foreign	50,028	77,840	55,513
State and local	8,968	2,163	2,809
Total current	55,003	88,696	58,418
Deferred:
Federal	20,728	21,312	(58,600)
Foreign	3,299	(20,410)	(5,123)
State and local	(2,452)	10,166	(17,345)
Total deferred	21,575	11,068	(81,068)
Total	$76,578	$99,764	$(22,650)

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate after the adoption of the new income tax disclosures guidance is shown below:

	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$68,796	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	768	0.2
Foreign Tax Effects
France
Statutory tax rate difference between France and United States	6,077	1.9
Withholding taxes	4,534	1.4
Other	1,380	0.4
United Kingdom
Share-based incentive compensation	(4,117)	(1.3)
Other	(1,497)	(0.5)
Other foreign jurisdictions	8,221	2.5
Effect of Cross-Border Tax Laws
Foreign branch tax effects	(14,028)	(4.3)
Other	3,953	1.2
Tax Credits	(2,140)	(0.7)
Changes in Valuation Allowances	18,846	5.8
Nontaxable or Nondeductible Items
Share-based incentive compensation	(11,052)	(3.4)
Non-deductible executive compensation	10,330	3.2
Other	(9,441)	(2.8)
Changes in Unrecognized Tax Benefits (b)	(4,052)	(1.2)
Effective Income Tax Rate	$76,578	23.4%
___________________
(a)State taxes in New York made up the majority of the tax effect of this category.
(b)Changes in unrecognized tax benefits on an aggregated basis for all jurisdictions.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates prior to the adoption of the new income tax disclosures guidance is shown below:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign source income not subject to U.S. income tax	(0.1)	1.0
Change in U.S. federal valuation allowance	1.5	4.3
Share-based incentive compensation	0.5	(4.5)
Foreign taxes	2.3	(20.9)
Foreign tax credits	(1.4)	5.0
State and local taxes	2.9	19.2
Income attributable to noncontrolling interests	(0.4)	5.7
Uncertain tax positions	(1.8)	(0.3)
Other	1.3	(2.2)
Effective income tax rate	25.8%	28.3%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Gross Deferred Tax Assets:
Basis adjustments (a)	$75,043	$74,214
Compensation and benefits	219,073	211,677
Net operating loss and tax credit carryforwards	270,258	259,134
Depreciation and amortization	22,779	33,816
Interest carryover - Section 163(j) limitation	57,029	56,601
Other	45,919	41,393
Gross deferred tax assets	690,101	676,835
Valuation allowance	(112,627)	(89,662)
Deferred tax assets (net of valuation allowance)	577,474	587,173
Gross Deferred Tax Liabilities:
Depreciation and amortization	10,474	8,049
Compensation and benefits	31,125	31,460
Goodwill	48,153	46,237
Other	30,003	22,929
Gross deferred tax liabilities	119,755	108,675
Net deferred tax assets	$457,719	$478,498
_____________________
(a)The basis adjustments recorded as of December 31, 2025 and 2024 are primarily the result of additional basis from acquisitions of interests, including the impact of the tax receivable agreement obligation.
The historical profitability of each tax-paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, some of our tax-paying entities have recorded a valuation allowance on substantially all of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities as well as foreign taxes that together limit their ability to eliminate residual U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $112,627 and $89,662 of deferred tax assets held by these entities as of December 31, 2025 and 2024, respectively.
Changes in the deferred tax assets valuation allowance for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$89,662	$99,600	$88,239
Charged (credited) to provision for income taxes	20,697	(8,026)	11,354
Charged (credited) to other comprehensive income and other	2,268	(1,912)	7
Ending Balance	$112,627	$89,662	$99,600
The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $270,258 were recorded at December 31, 2025 primarily relating to:
(i)indefinite-lived net operating loss carryforwards (subject to various limitations) of approximately $90,000 in Brazil, Germany, Hong Kong, Saudi Arabia, United Kingdom and the U.S.; and
(ii)carryforwards of approximately $165,000 that expire in different periods, including U.S. foreign tax credits of which $20,000, if unused, will expire in 2028 and are fully offset by a valuation allowance.
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
A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance, January 1 (excluding interest and penalties of $20,348, $18,501 and $17,992, respectively)	$68,626	$79,580	$77,701
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	3,999	–	615
Current year	12,812	16,229	18,604
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(2,293)	(9,382)	(836)
Settlements with tax authorities	(671)	–	(243)
Lapse of the applicable statute of limitations	(17,788)	(17,801)	(16,261)
Balance, December 31 (excluding interest and penalties of $20,820, $20,348 and $18,501, respectively)	$64,685	$68,626	$79,580

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $20,820, $20,348 and $18,501, respectively)	$68,472	$73,195	$80,346
Unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$17,033	$15,779	$17,735
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $7,393, $5,641 and $5,528, respectively)	$472	$1,847	$509
The amount of cash income taxes, net of refunds were as follows:

Year Ended December 31, 2025
Federal	$13,088
State and local	3,221
Foreign
Australia	6,377
France	75,363
Italy	8,857
All other foreign	11,847
Income taxes, net of refunds	$118,753

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
The Company’s basic and diluted net income (loss) per share calculations using the “two-class” method for the years ended December 31, 2025, 2024, and 2023 are presented below:

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Lazard	$236,831	$279,912	$(75,479)
Adjustment for earnings attributable to participating securities	(5,921)	(6,886)	(4,440)
Net income (loss) attributable to Lazard - basic	230,910	273,026	(79,919)
Adjustment for earnings attributable to participating securities	–	1,233	–
Net income (loss) attributable to Lazard - diluted	$230,910	$274,259	$(79,919)
Weighted average number of shares of common stock outstanding	93,650,224	89,858,730	86,751,822
Weighted average number of shares of common stock issuable on a non-contingent basis	3,828,868	3,280,622	2,242,163
Weighted average number of shares of common stock outstanding - basic	97,479,092	93,139,352	88,993,985
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	8,858,987	9,252,819	–
Weighted average number of shares of common stock outstanding - diluted	106,338,079	102,392,171	88,993,985
Net income (loss) attributable to Lazard per share of common stock:
Basic	$2.37	$2.93	$(0.90)
Diluted	$2.17	$2.68	$(0.90)
_____________________

(a)The aggregate weighted average number of incremental shares of common stock issuable from PIPRs for the years ended December 31, 2025 and 2024 of 2,118,162 and 1,463,646, respectively, and from RSUs, PRSUs and PIPRs for the year ended December 31, 2023 of 4,779,627, that could be potentially dilutive in future periods, have been excluded from the computation of diluted net income (loss) per share as the effect would be antidilutive in the respective periods.
21.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $655,126, $569,088 and $538,457 for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in “asset management fees” on the consolidated statements of operations. Of such amounts, $86,262 and $68,577 remained as receivables at December 31, 2025 and 2024, respectively, and are included in “fees receivable” on the consolidated statements of financial condition.
Tax Receivable Agreement
The Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “TRA”), between Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), provides for the payment by our subsidiaries to the Trust of (i) approximately 45% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of the increases in the tax basis of certain assets and of certain other tax

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
benefits related to the TRA, and (ii) an amount that we currently expect will equal 85% of the cash tax savings that may arise from tax basis increases attributable to payments under the TRA. Our subsidiaries expect to benefit from the balance of cash savings, if any, in income tax that our subsidiaries realize from such tax basis increases. Any amount paid by our subsidiaries to the Trust will generally be distributed pro rata to the owners of the Trust, who include one of our executive officers.
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
The periodic revaluation of the TRA liability and the assumptions reflected in the estimate had the effect of reducing the estimated liability under the TRA. As a result, the Company recorded a “benefit pursuant to tax receivable agreement obligation” on the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 of $18,775, $8,237 and $43,894, respectively.
The cumulative liability relating to our obligations under the TRA as of December 31, 2025 and 2024 was $57,051 and $75,899, respectively, and is recorded in “other liabilities” on the consolidated statements of financial condition.
Other
See Note 15 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
22.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2025, LFNY’s regulatory net capital was $200,258, which exceeded the minimum requirement by $193,966. LFNY’s aggregate indebtedness to net capital ratio was 0.47:1 as of December 31, 2025.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2025, the aggregate regulatory net capital of the U.K. Subsidiaries was $129,025, which exceeded the minimum requirement by $53,727.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2025, the consolidated regulatory net capital of

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
CFLF was $164,221, which exceeded the minimum requirement set for regulatory capital levels by $57,437. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At December 31, 2025, the regulatory net capital of the combined European regulated group was $187,192, which exceeded the minimum requirement set for regulatory capital levels by $49,245. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2025, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $100,564, which exceeded the minimum required capital by $70,871.
At December 31, 2025, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
The Company’s CODM is the Company’s Chief Executive Officer. The CODM assesses the segments’ performance by each segment’s adjusted operating income (loss). Adjusted operating income (loss) is also used by the CODM to allocate compensation and non-compensation related resources to each segment. For the years ended December 31, 2025, 2024 and 2023, no individual client constituted more than 10% of the net revenue of any of the Company’s reportable segments.
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
•Asset impairment charges;

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

	Year Ended December 31, 2025
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$1,834,303	$1,274,726	$(10,182)	$3,098,847
Adjusted Compensation and Benefits Expense	1,171,533	640,804	172,518	1,984,855
Adjusted Non-compensation Expense	212,025	255,673	145,110	612,808
Other Segment Items	(9,494)	(108,963)	49,423	(69,034)
Adjusted Operating Income (Loss)	$441,251	$269,286	$(278,387)	$432,150

Other Segment Disclosures:
Interest income (included in net revenue)	$5,209	$8,909	$24,374	$38,492
Depreciation and amortization of property (included in adjusted non-compensation expense)	$7,905	$6,047	$20,181	$34,133

	Year Ended December 31, 2024
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue - U.S. GAAP Basis	$1,756,183	$1,186,977	$108,677	$3,051,837
Adjusted Compensation and Benefits Expense	1,132,017	603,333	168,113	1,903,463
Adjusted Non-compensation Expense	202,007	229,960	143,179	575,146
Other Segment Items	(25,134)	(87,103)	(50,046)	(162,283)
Adjusted Operating Income (Loss)	$397,025	$266,581	$(252,661)	$410,945

Other Segment Disclosures:
Interest income (included in net revenue)	$4,730	$14,457	$34,417	$53,604
Depreciation and amortization of property (included in adjusted non-compensation expense)	$8,398	$5,704	$22,129	$36,231

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

	Year Ended December 31,
	2025	2024	2023
Adjusted Operating Income	$432,150	$410,945	$165,578
Adjustments:
Operating income related to noncontrolling interests and similar arrangements (a)	14,184	6,787	18,169
Interest expense (b)	(87,282)	(87,795)	(77,457)
Amortization and other acquisition-related costs	(105)	(242)	(334)
Expenses associated with senior management transition (c)	(50,124)	–	(10,674)
Asset impairment charges	–	–	(19,129)
Losses associated with cost-saving initiatives (d)	–	(587)	(4,878)
Expenses associated with cost-saving initiatives	–	(48,142)	(195,126)
Gain on sale of property (e)	–	114,271	–
Expenses associated with sale of property (f)	–	(17,002)	–
Benefit pursuant to tax receivable obligation (g)	18,775	8,237	43,894
Operating Income (Loss) - U.S. GAAP Basis	$327,598	$386,472	$(79,957)

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
(c)Represents expenses associated with the departure of certain executive officers.
(d)Represents losses associated with the closing of certain offices as part of the cost-saving initiatives, primarily consisting of the reclassification of currency translation adjustments to earnings from accumulated other comprehensive losses in the years ended December 31, 2024 and 2023 and transactions related to foreign currency exchange in the year ended December 31, 2023.
(e)Represents gain on the sale of an owned office building.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
(f)Represents estimated statutory profit-sharing expenses associated with the sale of an owned office building.
(g)Represents the effect of the periodic revaluation of the TRA liability.
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

	Year Ended December 31,
	2025	2024	2023
Net Revenue - U.S. GAAP basis:
Americas	$1,622,574	$1,536,298	$1,193,056
EMEA	1,295,593	1,360,784	1,162,052
Asia Pacific	180,680	154,755	160,381
Total	$3,098,847	$3,051,837	$2,515,489

	December 31,
	2025	2024
Total Assets:
Americas	$2,960,784	$2,908,489
EMEA	1,846,238	1,757,275
Asia Pacific	133,712	128,229
Total	$4,940,734	$4,793,993

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)
24.    CONSOLIDATED VIEs
LFI Consolidated Funds
The Company’s consolidated VIEs as of December 31, 2025 and 2024 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $36,527 and $68,452 of LFI owned by Lazard Group as of December 31, 2025 and 2024, respectively, can only be used to settle the obligations of LFI Consolidated Funds.
The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the consolidated statements of financial condition consist of the following at December 31, 2025 and 2024.

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$1,028	$2,456
Customers and other receivables	649	97
Investments	113,448	144,878
Other assets	527	1,016
Total assets	$115,652	$148,447

LIABILITIES
Deposits and other customer payables	$267	$72
Other liabilities	479	295
Total liabilities	$746	$367
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

25. SUBSEQUENT EVENT

On February 13, 2026, the Company completed the sale of a controlling stake in the Edgewater management vehicles and will no longer consolidate Edgewater into its financial results.

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
Item 9B.    Other Information
On December 11, 2025, Christopher Hogbin, the Chief Executive Officer of Lazard’s asset management business, adopted a trading plan for the sale of shares of the Company’s common stock, which is designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act. The plan expires March 31, 2026. The aggregate number of shares to be sold under the plan is 50% of the shares (net of taxes) underlying the equity awards that are scheduled to vest during the plan, representing up to approximately 11,832 shares of the Company’s stock.
During the three months ended December 31, 2025, no other director or officer of the Company entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Lazard securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding members of the Board of Directors, including its audit committee and audit committee financial expert, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Lazard, Inc.’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be held in Spring 2026, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”.
The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting and Compliance” in Lazard, Inc.’s definitive proxy statement for its 2026 annual meeting of shareholders, and is incorporated herein by reference.
We have adopted an insider trading policy governing the purchase, sale and/or other disposition of our securities by our directors, officers and employees and other covered persons, as well as Lazard, Inc. itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. Our insider trading policy is incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2025.
Item 11.    Executive Compensation
Information regarding executive officer and director compensation will be presented in Lazard, Inc.’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be held in Spring 2026, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard, Inc.’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be held in Spring 2026, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 regarding securities issued under our 2018 Incentive Compensation Plan and 2008 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2018 Incentive Compensation Plan(1)	24,260,916			(4)	15,869,309
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(2)	37,151	(3)		(4)	–
Total		24,298,067	(3)			15,869,309
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
(3)Represents outstanding stock unit awards and PIPRs, after giving effect to forfeitures, as of December 31, 2025. As of that date, the only grants made under the 2018 Incentive Compensation Plan have been in the form of stock unit awards and profits interest participation rights. See Note 16 of Notes to Consolidated Financial Statements for a description of the plans.
(4)Each restricted stock unit awarded under our 2018 Incentive Compensation Plan and 2008 Incentive Compensation Plan was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of shares of common stock. Performance-based units awarded represent the contingent right to receive common stock based on the achievement of both performance-based and market-based criteria, the number of shares of common stock that ultimately may be received generally will range from zero to 2.4 times the target number. Profits interest participation rights, including P-PIPRs and excluding SP-PIPRs, represent the contingent right to receive the equivalent number of shares of common stock in exchange for such rights, subject to the satisfaction of certain vesting criteria and the Minimum Value Condition, and, in the case of P-PIPRs, certain performance-based criteria and incremental market-based conditions. For P-PIPRs awards subject to both performance-based and incremental market-based criteria, the number of shares that may be received will range from zero to 2.4 times the target number. SP-PIPRs are eligible to vest in three tranches based on the achievement of service conditions and Tranche-specific common stock milestones. See Note 16 of Notes to Consolidated Financial Statements.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence, will be presented in Lazard, Inc.’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be held in Spring 2026, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information regarding principal accountant fees and services will be presented in Lazard, Inc.’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be held in Spring 2026, and is incorporated herein by reference.

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

4.10	Form of Senior Note (included in Exhibits 4.3, 4.4, 4.5, 4.6, 4.7 and 4.9).

4.11	Description of Registrant’s Common Stock.

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

10.28*
Transition Agreement, dated January 28, 2026, by and between Mary Ann Betsch and Lazard, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on February 2, 2026).

10.29*
Letter Agreement, dated as of June 29, 2023, by and between Lazard Frères & Co. LLC and Michael Gathy (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report (File No. 001-32492) on Form 10-Q filed on October 27, 2023).

10.30*
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

10.33*
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

10.35*
Offer Letter, dated January 28, 2026, between Tracy Farr and Lazard, Inc. (incorporated by reference to Exhibit 10.1 to the Registrants’s Current Report on Form 8-K (File No. 001-32492) filed on February 2, 2026).

10.36*
Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.37*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 11, 2006).

10.38
Second Amended and Restated Credit Agreement, dated as of June 6, 2023, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on July 31, 2023).

10.39
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 23, 2024, by and among Lazard Group LLC, Lazard, Inc., the Banks party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on February 24, 2025).

10.40*
Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2019).

10.41*
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

10.43*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.44*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

10.45*
Form of Agreement evidencing grant of Restricted Stock Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 24, 2025).

21.1	Subsidiaries of the Registrant.

22.1	List of Issuers of Guaranteed Securities.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Peter R. Orszag.

31.2	Rule 13a-14(a) Certification of Tracy Farr.

32.1**	Section 1350 Certification for Peter R. Orszag.

32.2**	Section 1350 Certification for Tracy Farr.

97.1	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 23, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

LAZARD, INC.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 15(a)(1) AND 15(a)(2)

Page No.
Management’s Report on Internal Control Over Financial Reporting	69

Reports of Independent Registered Public Accounting Firm	70

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2025 and 2024	73

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	75

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023	76

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	77

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the years ended December 31, 2025, 2024 and 2023	79

Notes to Consolidated Financial Statements	82

Supplemental Financial Information	132

Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)

Condensed Statements of Financial Condition as of December 31, 2025 and 2024	F-2

Condensed Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-3

Condensed Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023	F-4

Condensed Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-5

Notes to Condensed Financial Statements	F-6
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD, INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2025 AND 2024
(dollars in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$1,386	$1,049
Investments in subsidiaries, equity method	919,800	634,732
Due from subsidiaries	1,023	225
Deferred tax assets	1,077	1,192
Other assets	753	1,052
Total Assets	$924,039	$638,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$50,144	$1,831
Other liabilities	240	179
Total Liabilities	50,384	2,010
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized: no shares issued and outstanding at December 31, 2025 and 2024	–	–
Common stock:
Par value $.01 per share (500,000,000 shares authorized; 111,728,757 and 112,766,091 shares issued at December 31, 2025 and 2024, respectively, including shares held in treasury)	1,117	1,128
Additional paid-in-capital	340,351	327,810
Retained earnings	1,488,107	1,472,113
Accumulated other comprehensive loss, net of tax	(271,509)	(326,742)
	1,558,066	1,474,309
Common stock held in treasury, at cost (17,822,122 and 22,467,315 shares at December 31, 2025 and 2024, respectively)	(684,411)	(838,069)
Total Stockholders’ Equity	873,655	636,240
Total Liabilities and Stockholders’ Equity	$924,039	$638,250

See notes to condensed financial statements.

LAZARD, INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Equity in earnings (losses) of subsidiaries	$238,422	$244,705	$(181,720)
Interest and other income	132	35,334	112,418
Total revenue (loss)	238,554	280,039	(69,302)
OPERATING EXPENSES
Professional services	2,220	2,289	5,974
Other	68	81	203
Total operating expenses	2,288	2,370	6,177
OPERATING INCOME ( LOSS)	236,266	277,669	(75,479)
Benefit for income taxes	(565)	(2,243)	–
NET INCOME (LOSS)	$236,831	$279,912	$(75,479)

See notes to condensed financial statements.

LAZARD, INC.
(parent company only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
NET INCOME (LOSS)	$236,831	$279,912	$(75,479)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification (net of tax expense of $2,418 for the year ended December 31, 2025)	59,369	(36,862)	31,106
Adjustment for items reclassified to earnings	–	–	1,826
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(2,270), $1,069 and $(7,606) for the years ended December 31, 2025, 2024 and 2023, respectively)	(9,411)	1,716	(24,510)
Prior service cost (net of tax benefit of $583, $2,747 and $2,567 for the year ended December 31, 2025, 2024 and 2023, respectively)	(1,801)	(8,225)	(7,751)
Adjustments for items reclassified to earnings (net of tax expense of $2,204, $1,926 and $1,521 for the years ended December 31, 2025, 2024 and 2023, respectively)	7,076	6,579	5,233
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	55,233	(36,792)	5,904
COMPREHENSIVE INCOME (LOSS)	$292,064	$243,120	$(69,575)

See notes to condensed financial statements.

LAZARD, INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$236,831	$279,912	$(75,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	(238,422)	(244,705)	181,720
Dividends received from subsidiaries	191,600	179,030	25,000
Deferred tax provision (benefit)	115	(1,192)	–
Changes in due to/from subsidiaries	47,515	(33,584)	42,772
Changes in other operating assets and liabilities	360	(1,296)	254
Net cash provided by operating activities	237,999	178,165	174,267
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(51,083)	–	–
Common stock dividends	(186,579)	(179,017)	(173,075)
Net cash used in financing activities	(237,662)	(179,017)	(173,075)
Net increase (decrease) in cash and cash equivalents	337	(852)	1,192
Cash and cash equivalents, January 1	1,049	1,901	709
Cash and cash equivalents, December 31	$1,386	$1,049	$1,901

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
The Parent Company Financial Statements as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.
The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 23, 2026

LAZARD, INC.

By:	/s/ Peter R. Orszag
Peter R. Orszag
Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter R. Orszag	Chief Executive Officer and Chairman of the Board of Directors	February 23, 2026
Peter R. Orszag	(Principal Executive Officer)

/s/ Tracy Farr	Chief Financial Officer	February 23, 2026
Tracy Farr	(Principal Financial Officer)

/s/ Michael Gathy	Chief Accounting Officer	February 23, 2026
Michael Gathy

/s/ Ann-Kristin Achleitner	Director	February 23, 2026
Ann-Kristin Achleitner

/s/ Andrew M. Alper	Director	February 23, 2026
Andrew M. Alper

/s/ Peter Harrison	Director	February 23, 2026
Peter Harrison

/s/ Stephen R. Howe Jr.	Director	February 23, 2026
Stephen R. Howe Jr.

/s/ Michelle Jarrard	Director	February 23, 2026
Michelle Jarrard

/s/ Iris Knobloch	Director	February 23, 2026
Iris Knobloch

/s/ Dan Schulman	Lead Independent Director	February 23, 2026
Dan Schulman

/s/ Dmitry Shevelenko	Director	February 23, 2026
Dmitry Shevelenko
II-1