Form 10-Q
period 2026-03-31
Lazard, Inc.
filed 2026-05-04
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, there were 111,687,255 shares of the Registrant’s common stock outstanding (including 13,249,570 shares held in treasury).

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
i

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

Page
Condensed Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025	2

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2026 and 2025	4

Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2026 and 2025	5

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2026 and 2025	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the three month periods ended March 31, 2026 and 2025	8

Notes to Condensed Consolidated Financial Statements	10

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2026 AND DECEMBER 31, 2025
(UNAUDITED)
(dollars in thousands, except for per share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,020,666	$1,469,416
Deposits with banks and short-term investments	207,207	167,134
Restricted cash	6,590	34,021
Receivables (net of allowance for credit losses of $22,239 and $22,884 at March 31, 2026 and December 31, 2025, respectively):
Fees	574,003	706,220
Customers and other	199,782	191,566
	773,785	897,786
Investments (including $33,089 and $48,966 pledged at March 31, 2026 and December 31, 2025, respectively)	516,555	625,846
Property (net of accumulated amortization and depreciation of $290,686 and $286,235 at March 31, 2026 and December 31, 2025, respectively)	160,103	168,005
Operating lease right-of-use assets	402,500	412,584
Goodwill and other intangible assets (net of accumulated amortization of $67,711 at both March 31, 2026 and December 31, 2025)	394,591	395,262
Deferred tax assets	463,527	449,531
Other assets	295,124	316,687
Total Assets	$4,240,648	$4,936,272

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2026 AND DECEMBER 31, 2025
(UNAUDITED)
(dollars in thousands, except for per share data)

	March 31, 2026	December 31, 2025
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$357,714	$330,852
Accrued compensation and benefits	214,084	794,754
Operating lease liabilities	472,576	485,149
Senior debt	1,688,808	1,688,086
Deferred tax liabilities	1,122	1,368
Other liabilities	552,463	651,395
Total Liabilities	3,286,767	3,951,604
Commitments and contingencies
Redeemable noncontrolling interests	81,426	78,379
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	–	–
Common stock:
Par value $0.01 per share (500,000,000 shares authorized; 111,687,255 and 111,728,757 shares issued at March 31, 2026 and December 31, 2025, respectively, including shares held in treasury)	1,117	1,117
Additional paid-in-capital	106,494	306,425
Retained earnings	1,559,269	1,517,571
Accumulated other comprehensive loss, net of tax	(276,678)	(271,509)
	1,390,202	1,553,604
Common stock held in treasury, at cost (13,249,570 and 17,822,122 shares at March 31, 2026 and December 31, 2025, respectively)	(508,906)	(684,411)
Total Lazard Stockholders’ Equity	881,296	869,193
Noncontrolling interests	(8,841)	37,096
Total Stockholders’ Equity	872,455	906,289
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,240,648	$4,936,272

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended March 31,
	2026	2025
REVENUE
Investment banking and other advisory fees	$357,421	$360,367
Asset management fees	327,299	264,616
Interest income	7,812	11,662
Other	86,867	32,519
Total revenue	779,399	669,164
Interest expense	22,817	21,113
Net revenue	756,582	648,051
OPERATING EXPENSES
Compensation and benefits	491,894	430,270
Occupancy and equipment	31,420	35,413
Marketing and business development	28,662	27,731
Technology and information services	48,275	46,216
Professional services	20,678	18,837
Fund administration and outsourced services	33,516	26,545
Other	12,563	8,404
Total operating expenses	667,008	593,416
OPERATING INCOME	89,574	54,635
Benefit for income taxes	(10,989)	(7,354)
NET INCOME	100,563	61,989
LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(353)	1,614
NET INCOME ATTRIBUTABLE TO LAZARD	$100,916	$60,375
ATTRIBUTABLE TO LAZARD COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	99,460,256	95,255,423
Diluted	106,787,975	104,828,753
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.98	$0.61
Diluted	$0.91	$0.56

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
NET INCOME	$100,563	$61,989
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments (net of tax benefit of $6 for the three months ended March 31, 2026)	(11,032)	24,213
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $1,262 and $(1,602) for the three months ended March 31, 2026 and 2025, respectively)	4,221	(5,789)
Adjustment for items reclassified to earnings (net of tax expense of $524 and $530 for the three months ended March 31, 2026 and 2025, respectively)	1,636	1,576
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5,175)	20,000
COMPREHENSIVE INCOME	95,388	81,989
LESS - COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(359)	1,638
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD	$95,747	$80,351

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,563	$61,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred expenses and share-based incentive compensation	128,076	104,166
Noncash lease expense	13,781	15,844
Depreciation and amortization of property	7,817	8,443
Deferred tax benefit	(15,496)	(26,088)
Gain on sale and deconsolidation of business	(77,990)	–
Other adjustments	394	(5,204)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	109,942	88,373
Investments	77,137	96,393
Other assets	(806)	19,300
Accrued compensation and benefits and other liabilities	(562,685)	(580,742)
Net cash used in operating activities	(219,267)	(217,526)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(2,185)	(13,824)
Sale and deconsolidation of business, net of cash proceeds	(46,226)	–
Proceeds from (payments for) customer loans, net	914	(10,535)
Other investing activities	(9)	1,666
Net cash used in investing activities	(47,506)	(22,693)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) customer deposits, net	46,600	6,197
Proceeds from:
Contributions from noncontrolling interests	151	100
Payments for:
Distributions to noncontrolling interests	(15)	(4)
Tax receivable agreement obligation	(10,219)	–
Purchase of common stock	(1,694)	(36,165)
Common stock dividends	(46,954)	(44,950)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(125,458)	(93,780)
LFI Consolidated Funds redemptions	(11,901)	(14,368)
Other financing activities	(3,897)	(8,604)
Net cash used in financing activities	(153,387)	(191,574)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(15,948)	30,207
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(436,108)	(401,586)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,670,571	1,609,368
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—March 31	$1,234,463	$1,207,782

See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,020,666	$1,469,416
Deposits with banks and short-term investments	207,207	167,134
Restricted cash	6,590	34,021
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,234,463	$1,670,571

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2026
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2026	111,728,757	$1,117	$306,425	$1,517,571	$(271,509)	17,822,122	$(684,411)	$869,193	$37,096	$906,289	$78,379
Comprehensive income (loss):
Net income (loss)				100,916				100,916	(254)	100,662	(99)
Other comprehensive loss - net of tax					(5,169)			(5,169)	(6)	(5,175)
Amortization of share-based incentive compensation			103,261					103,261	640	103,901
Dividend equivalents			12,148	(12,264)				(116)	(2,717)	(2,833)
Common stock dividends ($0.50 per share)				(46,954)				(46,954)		(46,954)
Purchase and cancellation of common stock	(41,502)		(1,694)					(1,694)		(1,694)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $10,652			(314,881)			(4,572,552)	175,505	(139,376)	3,266	(136,110)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235		1,235
Contributions from noncontrolling interests, net									136	136
LFI Consolidated Funds											3,146
Sale and deconsolidation of business									(47,002)	(47,002)
Balance - March 31, 2026	111,687,255	$1,117	$106,494	$1,559,269	$(276,678)	13,249,570	$(508,906)	$881,296	$(8,841)	$872,455	$81,426

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2025
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2025	112,766,091	$1,128	$293,884	$1,501,577	$(326,742)	22,467,315	$(838,069)	$631,778	$48,914	$680,692	$79,629
Comprehensive income (loss):
Net income (loss)				60,375				60,375	2,806	63,181	(1,192)
Other comprehensive income - net of tax					19,976			19,976	24	20,000
Amortization of share-based incentive compensation			74,950					74,950	2,218	77,168
Dividend equivalents			9,421	(9,876)				(455)	(7,011)	(7,466)
Common stock dividends ($0.50 per share)				(44,950)				(44,950)		(44,950)
Purchase of common stock						773,955	(36,165)	(36,165)		(36,165)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $10,655			(278,381)			(4,664,538)	175,468	(102,913)	(1,522)	(104,435)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235		1,235
Contributions from noncontrolling interests, net									96	96
LFI Consolidated Funds											5,374
Other			(3,338)			41,969	(1,927)	(5,265)		(5,265)
Balance - March 31, 2025	112,766,091	$1,128	$97,771	$1,507,126	$(306,766)	18,618,701	$(700,693)	$598,566	$45,525	$644,091	$83,811

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
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), as of March 31, 2026 and December 31, 2025. Lazard, Inc., through its control of the managing members of Lazard Group LLC, controls Lazard Group, which is governed by a Third Amended and Restated Operating Agreement (the “Operating Agreement”).
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
In addition, we record selected other activities in our Corporate segment, including cash management, certain investments, deferred tax assets, outstanding indebtedness and certain contingent obligations.
Basis of Presentation
The accompanying condensed consolidated financial statements of Lazard have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying December 31, 2025 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.
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
The condensed consolidated results of operations for the three month period ended March 31, 2026 are not indicative of the results to be expected for any future interim or annual period.

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
“Proceeds from (payments for) customer loans, net” is being reported separately in the condensed consolidated statements of cash flows. Such amounts were previously reported in “other investing activities”. Prior period information has been recast to reflect the updated presentation.
Change in Accounting Principle
In the first quarter of 2026, the Company changed its accounting principle for recognizing compensation expense for share-based incentive compensation awards and certain deferred compensation arrangements with only a service condition from the graded attribution method to the straight-line attribution method. The Company believes that the straight-line attribution method of accounting is preferable because it more appropriately reflects the pattern of service provided by the employee. This change in accounting principle was retrospectively applied resulting in a cumulative effect that was recorded as an adjustment to opening retained earnings as of January 1, 2024. The effect of the change on each prior period’s condensed consolidated statements of operations and cash flows presented as well as on basic and diluted net income per share and weighted average shares of common stock outstanding was not material, and as a result these amounts were not recast. The Company also changed the vesting period for share-based incentive compensation awards and certain deferred compensation arrangements with only a service condition, granted in the first quarter of 2026, such that they vest to employees ratably over three years (see Note 13).

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following tables present the effect of the change in accounting principle and its impact on key components of the Company's condensed consolidated statements of financial condition and condensed consolidated statements of changes in stockholders’ equity and redeemable noncontrolling interests:

	December 31, 2025
	As Reported	As Adjusted	Effect of Change
Deferred tax assets	$459,087	$449,531	$(9,556)
Other assets (a)	311,593	316,687	5,094

Stockholders' Equity:
Additional paid-in-capital	$340,351	$306,425	$(33,926)
Retained earnings	1,488,107	1,517,571	29,464
Total Lazard Stockholders' Equity	873,655	869,193	(4,462)
Total Stockholders' Equity	910,751	906,289	(4,462)

	Three Months Ended March 31, 2025
	As Reported	As Adjusted	Effect of Change
Additional Paid-In-Capital:
Balance - January 1, 2025	$327,810	$293,884	$(33,926)
Balance - March 31, 2025	131,697	97,771	(33,926)

Retained Earnings:
Balance - January 1, 2025	$1,472,113	$1,501,577	$29,464
Balance - March 31, 2025	1,477,662	1,507,126	29,464
___________________________________
(a)Included in other assets is the prepaid compensation asset relating to Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. The following table presents the impact to the prepaid compensation asset as presented in Note 13:

	December 31, 2025
	As Reported	As Adjusted	Effect of Change
Prepaid Compensation Asset - LFI	$28,407	$33,501	$5,094
Sale and Deconsolidation of The Edgewater Management Vehicles (“Edgewater”)
On February 13, 2026, the Company completed the sale of a controlling stake in the Edgewater management vehicles, resulting in the deconsolidation of the related entities. The Company measured its retained investment in Edgewater, primarily composed of certain carried interests, at fair value of $8,164 at the time of transaction. This measurement, which required significant management estimates and assumptions, was determined using an income approach, which is based on discounted estimated future cash flows from net income. As a result of the transaction, the Company recorded a pre-tax gain of $77,990, which was reported as “other revenue” on the condensed consolidated statement of operations for the three month period ended March 31, 2026. Cash flows from investing activities “sale and deconsolidation of business, net of cash proceeds” in the condensed consolidated statements of cash flows for the three month period ended March 31, 2026 primarily relate to decrease in cash and cash equivalents and restricted cash from the deconsolidation of Edgewater. The Company will use the equity method to account for its retained investment.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
2.    RECENT ACCOUNTING DEVELOPMENTS
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets — In July 2025, the FASB issued an accounting standard update that provides a practical expedient related to the estimation of expected credit losses on accounts receivable, which permits entities to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods, with either prospective or retrospective application. The Company elected to apply the practical expedient on a prospective basis beginning January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s financial statements.
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
3.    REVENUE RECOGNITION
The Company disaggregates revenue from contracts with customers based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended March 31,
	2026	2025
Net Revenue:
Financial Advisory (a)	$358,169	$367,359

Asset Management:
Management fees (b)	$315,475	$254,700
Incentive fees (c)	11,824	9,908
Other (d)	10,973	23,492
Total Asset Management	$338,272	$288,100
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
(b)Management fees is primarily comprised of management services. The benefits of these management services are transferred to the Company’s clients over time. Consideration for these management services generally includes management fees, which are based on assets under management and recognized over the period in which the management services are performed. The selling or distribution of fund interests is a separate performance obligation within management fees, and the benefits of such services are transferred to the Company’s clients at the point in time that such fund interests are sold or distributed.
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
(d)Other is primarily comprised of trade-based commission income, which is recognized at the point in time of execution and presented within other revenue. Such income may be earned by providing trade facilitation, execution, clearance and settlement, custody, and trade administration services to clients.
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
Asset Management “other” revenue is being reported separately in the above table. Such amounts were previously included in “management fees and other”. Prior period information has been recast to reflect the updated presentation.
At March 31, 2026, the Company had deferred revenue of $5,829 included in “other liabilities” on the condensed consolidated statements of financial condition. During the three month period ended March 31, 2026, the Company recognized $8,663 in revenue that was included in the deferred revenue balance as of December 31, 2025 of $139,022. The majority of the remaining decrease in the deferred revenue balance in the three month period ended March 31, 2026 relates to the sale and corresponding deconsolidation of Edgewater. See Note 1 for further information.
4.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the current expected credit losses (“CECL”) model.
Of the Company’s fee receivables at March 31, 2026 and December 31, 2025, $120,945 and $152,227, respectively, represented financing receivables for our Private Capital Advisory fees.
At March 31, 2026 and December 31, 2025, customers and other receivables included $139,048 and $142,454, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both March 31, 2026 and December 31, 2025.
The aggregate carrying amount of other fees and customers and other receivables was $513,792 and $603,105 at March 31, 2026 and December 31, 2025, respectively.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Activity in the allowance for credit losses for the three month periods ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Beginning Balance	$22,884	$32,033
Provision for credit losses, net of reversals	(303)	(5,422)
Charge-offs	(102)	(653)
Foreign currency translation and other adjustments	(240)	382
Ending Balance	$22,239	$26,340
The provision for credit losses, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses-other” on the condensed consolidated statements of operations.
The allowance for credit losses is substantially all related to Financial Advisory fee receivables and other receivables.
5.    INVESTMENTS
The Company’s investments consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Debt	$1,724	$1,729
Equity	53,186	56,920
Funds:
Alternative investments (a)	51,842	52,702
Debt (a)	83,263	125,806
Equity (a)	279,863	320,832
Private equity (b)	20,202	49,105
Total funds	435,170	548,445
Investments, at fair value	490,080	607,094
Equity method investments (b)	26,475	18,752
Total investments	$516,555	$625,846
___________________________________
(a)Interests in alternative investment funds, debt funds and equity funds include investments (fair values shown below), including those held by LFI Consolidated Funds (see Note 20), held to satisfy the Company’s obligation upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	March 31, 2026	December 31, 2025
Investments related to LFI and other similar deferred compensation arrangements:
Alternative investments	$22,053	$22,224
Debt	62,935	101,297
Equity	126,516	161,500
Total	$211,504	$285,021
(b) Unfunded commitments relating to investments:

	March 31, 2026	December 31, 2025
Private equity funds	$27,778	$34,389
Equity method investments	819	–
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
Private equity investments are primarily comprised of investments in private equity funds. Such investments primarily include (i) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies, (ii) a seed investment in a fund that invests in sustainable private infrastructure opportunities, and (iii) an investment in a European tech-focused growth equity fund managed by our asset management business. In 2025, private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in Edgewater.
Equity method investments include (i) retained investment in Edgewater, and (ii) an interest in a venture capital asset management entity accounted for under the equity method of accounting. The carrying value includes amounts related to intangible assets, which are amortized, and goodwill.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
During the three month periods ended March 31, 2026 and 2025, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended March 31,
	2026	2025
Net unrealized investment gains (losses)	$(23,849)	$(8,984)
As of March 31, 2026 and December 31, 2025, the Company has pledged investments with a carrying value of $33,089 and $48,966, respectively, primarily as collateral for its derivative contracts (see Note 7). Such pledged assets can be sold or repledged by the secured party.
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
The fair value of debt securities is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets, or Level 2 when based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
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
The following tables present, as of March 31, 2026 and December 31, 2025, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Deposits with banks and short-term investments (a)	$24,619	$–	$–	$–	$24,619
Restricted cash (a)	300	–	–	–	300
Investments:
Debt	1,320	404	–	–	1,724
Equity	52,536	–	650	–	53,186
Funds:
Alternative investments	4,873	–	–	46,969	51,842
Debt	76,525	6,735	–	3	83,263
Equity	275,008	315	–	4,540	279,863
Private equity	–	–	284	19,918	20,202
Derivatives	–	5,181	–	–	5,181
Total	$435,181	$12,635	$934	$71,430	$520,180
Liabilities:
Securities sold, not yet purchased	$2,477	$–	$–	$–	$2,477
Derivatives	–	136,032	–	–	136,032
Total	$2,477	$136,032	$–	$–	$138,509

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
___________________________________
(a)Level 1 represents U.S. Treasury securities.
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$675	$(3)	$–	$–	$(22)	$650
Private equity funds	290	–	–	–	(6)	284
Total Level 3 assets	$965	$(3)	$–	$–	$(28)	$934

Liabilities:
Contingent consideration liability (a)	$2,300	$–	$–	$(2,300)	$–	$–
Total Level 3 liabilities	$2,300	$–	$–	$(2,300)	$–	$–

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended March 31, 2025
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements/	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$589	$1	$–	$–	$9	$599
Private equity funds	256	–	–	–	11	267
Total Level 3 assets	$845	$1	$–	$–	$20	$866

Liabilities:
Contingent consideration liability (a)	$4,495	$26	$–	$(2,300)	$–	$2,221
Total Level 3 liabilities	$4,495	$26	$–	$(2,300)	$–	$2,221
_________________________________
(a)Settlements for the three month periods ended March 31, 2026 and 2025 represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.

The following tables present, at March 31, 2026 and December 31, 2025, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2026
				Investments Redeemable
	NAV	% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$46,928	NA		(a)	30-60 days
Other	41	NA		(b)	<30-90 days
Debt funds	3	NA		(c)	<30 -30 days
Equity funds	4,540	NA		(d)	<30-30 days
Private equity funds:
Equity growth	19,918	100%	(e)	NA	NA
Total	$71,430
___________________________________
(a)monthly (100%)
(b)daily (100%)
(c)daily (100%)
(d)daily (99%) and monthly (1%)
(e)Distributions from each fund will be received as the underlying investments of the funds are liquidated.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2025
				Investments Redeemable
	NAV	% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$45,429	NA		(a)	30-60 days
Other	41	NA		(b)	<30-90 days
Debt funds	3	NA		(c)	<30-30 days
Equity funds	66	NA		(d)	<30-30 days
Private equity funds:
Equity growth	48,815	100%	(e)	NA	NA
Total	$94,354
___________________________________
(a)monthly (100%)
(b)daily (100%)
(c)daily (100%)
(d)monthly (100%)
(e)Distributions from each fund will be received as the underlying investments of the funds are liquidated.
7.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of March 31, 2026 and December 31, 2025. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	March 31, 2026
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,596	$182,201	$515	$89,455
Total return swaps and other	5,198	95,119	22,897	68,844
LFI and other similar deferred compensation arrangements	–	–	114,234	127,620
Total gross derivatives	6,794	$277,320	137,646	$285,919
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(217)		(218)
Total return swaps and other	(1,396)		(1,396)
Net derivatives in "other assets" and "other liabilities"	5,181		136,032
Collateral not netted on the condensed consolidated statement of financial condition (a)	–		(21,496)
	$5,181		$114,536

	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$675	$209,295	$1,090	$316,290
Total return swaps and other	250	10,517	38,849	155,693
LFI and other similar deferred compensation arrangements	–	–	188,642	159,677
Total gross derivatives	925	$219,812	228,581	$631,660
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(221)		(221)
Total return swaps and other	(251)		(9,421)
Net derivatives in "other assets" and "other liabilities"	453		218,939
Collateral not netted on the condensed consolidated statement of financial condition (a)	–		(29,582)
	$453		$189,357
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Forward foreign currency exchange rate contracts	$2,529	$(5,399)
LFI and other similar deferred compensation arrangements	(1,782)	(5,243)
Total return swaps and other	2,226	3,654
Total	$2,973	$(6,988)
8.    PROPERTY, NET
At March 31, 2026 and December 31, 2025, property consisted of the following:

	Estimated Depreciable Life in Years	March 31, 2026	December 31, 2025
Buildings	33	$12,678	$12,956
Leasehold improvements (a)	3-20	234,316	236,294
Furniture and equipment (a)	3-10	140,113	142,738
Computer software	3-5	57,855	56,168
Construction in progress		5,827	6,084
Total		450,789	454,240
Less - Accumulated depreciation and amortization		290,686	286,235
Property, net		$160,103	$168,005
___________________________________
(a)The Company classified assets as held for sale as of March 31, 2026 and December 31, 2025, the carrying amount of which was $3,684 (net of accumulated depreciation). The assets are expected to be sold in 2026. Effective January 1, 2026, depreciation expense is no longer recorded on these assets.
9.    GOODWILL
Changes in the carrying amount of goodwill for the three month periods ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026				2025
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$313,992	$81,270	$395,262	$312,305	$81,270	$393,575
Sale and deconsolidation of business	–	(359)	(359)	–	–	–
Foreign currency translation adjustments	(312)	–	(312)	528	–	528
Balance, March 31	$313,680	$80,911	$394,591	$312,833	$81,270	$394,103

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
10.    SENIOR DEBT
Senior debt is comprised of the following as of March 31, 2026 and December 31, 2025:

					Outstanding as of
					March 31, 2026			December 31, 2025
	Initial Principal Amount	Maturity Date	Annual Interest Rate	Effective Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	4.70%	$500,000	$2,508	$497,492	$500,000	$2,763	$497,237
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	4.56%	500,000	2,724	497,276	500,000	2,954	497,046
Lazard Group 2031 Senior Notes	400,000	3/15/31	6.00%	6.16%	400,000	3,254	396,746	400,000	3,419	396,581
Lazard Group 2035 Senior Notes	300,000	8/01/35	5.625%	5.72%	300,000	2,706	297,294	300,000	2,778	297,222
Total					$1,700,000	$11,192	$1,688,808	$1,700,000	$11,914	$1,688,086
Lazard, Inc. has provided an unconditional and irrevocable guarantee for the repayment of all the senior notes in the table above. The guarantee covers both the principal and interest payments on the senior debt and will remain in effect until all the Lazard Group senior notes are repaid. As of March 31, 2026, the maximum future payments that Lazard, Inc. could be required to make under this guarantee is the same as the principal value in the table above plus accrued interest.
The Company’s senior debt is unsecured and is carried at its principal amount outstanding, net of unamortized debt costs. At March 31, 2026 and December 31, 2025, the fair value of such senior debt was approximately $1,708,000 and $1,737,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
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
As of March 31, 2026, the Company had approximately $204,000 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
11.    COMMITMENTS AND CONTINGENCIES
Leases
The Company signed two lease agreements for additional office facilities, with lease commencement anticipated in future periods. The lease terms are approximately 8 to 10 years and the total of undiscounted future lease payments is approximately $108,000.
Other Commitments
See Notes 5 and 14 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.
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
12.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of Lazard, Inc. common stock (“common stock”) as set forth in the table below as of March 31, 2026:

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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2025	773,955	$46.73
2026 (a)	41,502	$40.82
______________________
(a)Shares were immediately cancelled by the Company. There was no impact on total stockholders' equity as a result of the share cancellation.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
During the three month periods ended March 31, 2026 and 2025, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. The aggregate value of all such purchases during the three month periods ended March 31, 2026 and 2025 was approximately $1,694 and $8,001, respectively. Such shares of common stock are reported at cost, and are either included in “common stock held in treasury” on the accompanying condensed consolidated statements of financial condition or were immediately canceled by the Company.
As of March 31, 2026, a total of $107,295 of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at March 31, 2026 and 2025 and activity during the three month periods then ended:

	Three Months Ended March 31, 2026
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - January 1, 2026	$(101,481)	$(170,024)	$(271,505)	$4	$(271,509)
Activity:
Other comprehensive income (loss) before reclassifications, net of tax	(11,032)	4,221	(6,811)	(6)	(6,805)
Adjustments for items reclassified to earnings, net of tax	–	1,636	1,636	–	1,636
Net other comprehensive income (loss)	(11,032)	5,857	(5,175)	(6)	(5,169)
Balance, March 31, 2026	$(112,513)	$(164,167)	$(276,680)	$(2)	$(276,678)

	Three Months Ended March 31, 2025
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - January 1, 2025	$(160,914)	$(165,888)	$(326,802)	$(60)	$(326,742)
Activity:
Other comprehensive income (loss) before reclassifications	24,213	(5,789)	18,424	24	18,400
Adjustments for items reclassified to earnings, net of tax	–	1,576	1,576	–	1,576
Net other comprehensive income (loss)	24,213	(4,213)	20,000	24	19,976
Balance, March 31, 2025	$(136,701)	$(170,101)	$(306,802)	$(36)	$(306,766)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Employee benefit plans:
Amortization relating to employee benefit plans (a)	$2,160	$2,106
Less - related income taxes	524	530
Total reclassifications, net of tax	$1,636	$1,576
__________________________
(a)Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses–other” on the condensed consolidated statements of operations.
Noncontrolling Interests—Noncontrolling interests principally represent (i) profits interest participation rights (see Note 13), and (ii) up to February 13, 2026, interests held in Edgewater’s management vehicles that the Company was deemed to control, but does not own (see Note 1).
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests represent consolidated VIE interests held by employees (vested LFI awards), which may be redeemed at any time at the option of the holder for cash, are recorded on the Company’s condensed consolidated statements of financial position at redemption value and classified as temporary equity. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period (see Note 20).
Dividends Declared, April 30, 2026—On April 30, 2026, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on May 22, 2026, to stockholders of record on May 11, 2026.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Expense
The following reflects the expense with respect to share-based incentive plans, which is primarily recorded within “compensation and benefits” expense in the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Share-based incentive awards:
RSUs	$93,866	$68,832
PIPRs	10,035	8,380
Performance-based restricted stock units	–	(44)
Total	$103,901	$77,168
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
RSUs
RSUs generally require future service as a condition for vesting (unless the recipient is then eligible for retirement under the Company’s retirement policy or is a non-executive member of the Board of Directors) and convert into shares of common stock on a one-for-one basis after the stipulated vesting periods. RSUs granted in 2026 vest ratably over three years, which we expect will be the vesting period for all year-end compensation grants going forward. RSUs granted prior to 2026 vest generally, one-third after two years and the remaining two-thirds after the third year. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is expensed over the requisite service periods under the straight-line attribution method and is adjusted for actual forfeitures over such period.
RSUs generally include a dividend participation right during the applicable vesting period, which is payable in additional units. During the three month period ended March 31, 2026, dividend participation rights required the issuance of an aggregate 240,526 units of RSUs and the associated aggregate charge to “retained earnings” (with a corresponding credit to “additional paid-in-capital”) was $12,148.
In connection with RSUs that settled during the three month period ended March 31, 2026, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 2,440,728 shares of common stock during such three month period. Accordingly, 3,359,537 shares of common stock held by the Company were delivered during the three month period ended March 31, 2026.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to RSUs during the three month period ended March 31, 2026:

	RSUs
	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	17,963,773	$44.03
Granted (including 240,526 RSUs relating to dividend participation)	8,189,966	$54.06
Forfeited	(96,135)	$49.38
Settled	(5,800,265)	$38.27
Balance, March 31, 2026	20,257,339	$49.71
The weighted-average grant date fair value of RSUs granted in the three month period ended March 31, 2025 was $53.87.
As of March 31, 2026, the total estimated unrecognized compensation expense related to RSUs was $641,783. The Company expects to expense such amounts over a weighted-average period of approximately 2.2 years subsequent to March 31, 2026.
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
All PIPR awards are subject to service-based vesting conditions. In addition to PIPR awards with only service based vesting conditions (“Ordinary PIPRs”) granted to certain of our executive officers and a limited number of employees, the Company has granted the following types of PIPRs to certain of our executive officers, that are subject to additional vesting and market-based conditions:
•Total Shareholder Return PIPRs (“TSR-PIPRs”) are subject to service-based vesting conditions and have a payout based on the Company’s relative three-year total shareholder return versus the S&P 1500. The payout ranges between 0% and 150% and is capped at 100% if absolute TSR is negative.
•SP-PIPRs, which are subject to service-based vesting conditions and common stock price milestones and are eligible to vest in three tranches.
SP-PIPRs are eligible to vest in three tranches (each, a “Tranche”) based on the achievement of service conditions and Tranche-specific common stock price milestones measured as of a specified anniversary of the date of grant, as

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
described below. Their aggregate fair value at the original grant date, which, based on the estimated probability of achieving the common stock price milestones was approximately $33,900, is expensed over the requisite service periods.
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
The following is a summary of activity relating to all PIPRs during the three month period ended March 31, 2026:

	Ordinary PIPRs		TSR-PIPRs/ SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	4,084,294	$39.31	2,250,000	$16.12
Granted	1,239,506	$40.52	95,380	$39.74
Forfeited	–	$–	–	$–
Settled	(1,213,015)	$35.94	–	$–
Balance, March 31, 2026	4,110,785	$40.66	2,345,380	$17.08
Fair values shown above represent the weighted average as of grant date. The weighted-average grant date fair value of ordinary PIPRs granted in the three month period ended March 31, 2025 was $44.93.
Compensation expense recognized for PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of March 31, 2026, the total estimated unrecognized compensation expense of all profits interest participation rights was $79,623 and the Company expects to expense such amount over a weighted-average period of approximately 1.8 years subsequent to March 31, 2026.
LFI and Other Similar Deferred Compensation Arrangements
In connection with LFI and other similar deferred compensation arrangements, granted to eligible employees, which generally require future service as a condition for vesting (which, for awards granted before 2026 and those granted in 2026, are generally similar to the respective vesting periods for RSUs), the Company records a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized over the applicable requisite service periods under the straight-line attribution method and is charged to “compensation and benefits” expense within the Company’s condensed consolidated statements of operations. LFI and other similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month period ended March 31, 2026:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2026	$33,501	$188,642
Granted	48,694	48,694
Settled	–	(125,137)
Amortization and the impact of forfeitures	(14,824)	570
Change in fair value of underlying investments	–	1,782
Other	2	(317)
Balance, March 31, 2026	$67,373	$114,234
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.8 years subsequent to March 31, 2026.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Amortization and the impact of forfeitures	$15,393	$18,481
Change in the fair value of underlying investments	1,782	5,243
Total	$17,175	$23,724
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
Amortization expense for the three month periods ended March 31, 2026 and 2025 was $4,001 and $3,693, respectively. The remaining prepaid compensation asset was $13,976 as of March 31, 2026.
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
The following table summarizes the components of net periodic benefit cost related to the Company’s pension plans for the three month periods ended March 31, 2026 and 2025:

	Pension Plans
	Three Months Ended March 31,
	2026	2025
Components of Net Periodic Benefit Cost:
Service cost	$170	$176
Interest cost	5,526	5,409
Expected return on plan assets	(6,077)	(5,972)
Amortization of:
Prior service cost	328	298
Net actuarial loss	1,832	1,808
Net periodic benefit cost	$1,779	$1,719

15.    INCOME TAXES
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
The Company recorded income tax benefits of $10,989 and $7,354 for the three month periods ended March 31, 2026 and 2025, respectively, representing effective tax rates of (12.3)% and (13.5)%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share-based incentive compensation that vested in the first quarter and other discrete items, (ii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iii) change in the U.S. federal valuation allowance affecting the provision for income taxes and (iv) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.
Cash paid for income taxes, net of refunds for the three month period ended March 31, 2026 was $13,944.
16.    NET INCOME PER SHARE OF COMMON STOCK
The Company is required to utilize the “two-class” method of computing basic and diluted net income per share because the Company issued certain PIPRs which are treated as participating securities.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month periods ended March 31, 2026 and 2025 are presented below:

	Three Months Ended March 31,
	2026	2025
Net income attributable to Lazard	$100,916	$60,375
Adjustment for earnings attributable to participating securities	(3,333)	(1,810)
Net income attributable to Lazard - basic	97,583	58,565
Adjustment for earnings attributable to participating securities	–	–
Net income attributable to Lazard - diluted	$97,583	$58,565
Weighted average number of shares of common stock outstanding	95,503,099	91,311,188
Weighted average number of shares of common stock issuable on a non-contingent basis	3,957,157	3,944,235
Weighted average number of shares of common stock outstanding - basic	99,460,256	95,255,423
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	7,327,719	9,573,330
Weighted average number of shares of common stock outstanding - diluted	106,787,975	104,828,753
Net income attributable to Lazard per share of common stock:
Basic	$0.98	$0.61
Diluted	$0.91	$0.56
__________________________________
(a)The aggregate weighted average number of incremental shares of common stock issuable from PIPRs for the three month periods ended March 31, 2026 and 2025 of 2,500,405 and 2,814,720, respectively, that could be potentially dilutive in future periods, have been excluded from the computation of diluted net income per share as the effect would be antidilutive in the respective periods.
17.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $188,283 and $138,058 for the three month periods ended March 31, 2026 and 2025, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $39,882 and $86,262 remained as receivables at March 31, 2026 and December 31, 2025, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.
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
The cumulative liability relating to our obligations under the TRA as of March 31, 2026 and December 31, 2025 was $46,832 and $57,051, respectively, and is recorded in “other liabilities” on the condensed consolidated statements of financial condition.
Other
See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
18.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2026, LFNY’s regulatory net capital was $98,341, which exceeded the minimum requirement by $94,081. LFNY’s aggregate indebtedness to net capital ratio was 0.65:1 as of March 31, 2026.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2026, the aggregate regulatory net capital of the U.K. Subsidiaries was $115,743, which exceeded the minimum requirement by $41,645.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2025, the consolidated regulatory net capital of CFLF was $164,221, which exceeded the minimum requirement set for regulatory capital levels by $57,437. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At December 31, 2025, the regulatory net capital of the combined European regulated group was $187,192, which exceeded the minimum requirement set for regulatory capital levels by $49,245. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2026, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $110,569, which exceeded the minimum required capital by $77,645.
At March 31, 2026, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
•Interest expense, excluding interest expense incurred by LFB; and
•Gain on sale and deconsolidation of Edgewater.
Inter-segment revenues are not material for all periods presented.
The CODM does not regularly receive asset information by segment and does not use segment asset information to assess performance or allocate resources.
Segment revenue includes revenue from contracts with customers and other revenue.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended March 31, 2026
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$359,568	$409,763	$(12,749)	$756,582
Adjusted Compensation and Benefits Expense	269,947	160,392	40,245	470,584
Adjusted Non-compensation Expense	51,085	63,803	33,787	148,675
Other Segment Items	(3,399)	(100,925)	20,725	(83,599)
Adjusted Operating Income (Loss)	$35,137	$84,643	$(66,056)	$53,724

Other Segment Disclosures:
Interest income (included in net revenue)	$1,399	$2,316	$4,097	$7,812
Depreciation and amortization of property (included in adjusted non-compensation expense)	$1,811	$1,450	$4,542	$7,803

	Three Months Ended March 31, 2025
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$367,359	$288,100	$(7,408)	$648,051
Adjusted Compensation and Benefits Expense	239,968	142,827	38,491	421,286
Adjusted Non-compensation Expense	52,561	59,211	36,110	147,882
Other Segment Items	2,184	(23,606)	16,556	(4,866)
Adjusted Operating Income (Loss)	$77,014	$62,456	$(65,453)	$74,017

Other Segment Disclosures:
Interest income (included in net revenue)	$1,197	$2,447	$8,018	$11,662
Depreciation and amortization of property (included in adjusted non-compensation expense)	$2,010	$1,381	$5,040	$8,431

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The table below provides a reconciliation of the Company's consolidated adjusted operating income to the Company’s consolidated U.S. GAAP operating income.

	Three Months Ended March 31,
	2026	2025
Adjusted Operating Income	$53,724	$74,017
Adjustments:
Operating income (loss) related to noncontrolling interests and similar arrangements (a)	(354)	1,613
Interest expense (b)	(22,728)	(20,969)
Amortization and other acquisition-related costs	–	(26)
Gain on sale and deconsolidation of Edgewater (c)	77,990	–
Expenses associated with senior management transition (d)	(16,658)	–
Expenses related to the proposed acquisition of Campbell Lutyens Holdings Limited ("Campbell Lutyens") (e)	(2,400)	–
Operating Income - U.S. GAAP Basis	$89,574	$54,635
__________________________________
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
(c)Represents a gain on the sale and deconsolidation of the Edgewater management vehicles.
(d)Represents expenses associated with the departure of certain executive officers.
(e)Represents expenses related to the proposed acquisition of Campbell Lutyens (see Note 21).

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
20.    CONSOLIDATED VIEs
LFI Consolidated Funds
The Company’s consolidated VIEs as of March 31, 2026 and December 31, 2025 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $10,319 and $36,527 of LFI owned by Lazard Group as of March 31, 2026 and December 31, 2025, respectively, can only be used to settle the obligations of LFI Consolidated Funds.
The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,463	$1,028
Customers and other receivables	444	649
Investments	90,457	113,448
Other assets	457	527
Total assets	$92,821	$115,652

LIABILITIES
Deposits and other customer payables	$336	$267
Other liabilities	741	479
Total liabilities	$1,077	$746
21. SUBSEQUENT EVENT
On April 30, 2026, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to acquire all of the issued share capital of Campbell Lutyens, a global private markets advisor focused on fund placement, secondary advisory, and GP capital advisory services. The aggregate consideration for the transaction consists of (i) initial closing consideration of $460,000 based on the Company’s stock price at announcement, and subject to adjustments for cash, debt and working capital as of closing; (ii) deferred consideration of $115,000 payable on the second anniversary of closing; and (iii) earn-out consideration of up to $85,000 based on the achievement of defined performance criteria over a multi-year period and subject to continuing employment by certain selling shareholders. Both initial and deferred consideration include portions that are subject to additional lock-up arrangements. The aggregate consideration is payable in a combination of the Company’s common stock, cash, and loan notes, subject to the terms of the Purchase Agreement, including limitations on share issuance.
The transaction is expected to close in the second half of 2026, subject to regulatory approvals and other customary closing conditions. Under certain circumstances, if the Purchase Agreement is terminated, the Company may be required to pay Campbell Lutyens a termination fee of $50,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). All references to “2026,” “2025,” “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2026 and 2025.
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
•a decline in our revenues, for example due to a decline in overall M&A activity, our share of the M&A market or our assets under management (“AUM”);
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
•competitive position;
•future acquisitions or other strategic transactions, the proposed acquisition of Campbell Lutyens Holdings Limited (“Campbell Lutyens”) (including the consideration to be paid, the expected timing of consummation and the anticipated benefits to the transaction);
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
The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, Lazard and its operating companies use their websites and other social media sites to convey information about their businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC (together with its subsidiaries) (“LAM”) and Lazard Frères Gestion SAS (“LFG”). Investors can link to Lazard, Inc., Lazard Group and their operating company websites through http://www.lazard.com. Our websites and social media sites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-Q.
Recent Developments
On April 30, 2026, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to acquire all of the issued share capital of Campbell Lutyens, a global private markets advisor focused on fund placement, secondary advisory, and GP capital advisory services. The aggregate consideration for the transaction consists of (i) initial closing consideration of $460 million based on the Company’s stock price at announcement, and subject to adjustments for cash, debt and working capital as of closing; (ii) deferred consideration of $115 million payable on the second anniversary of closing; and (iii) earn-out consideration of up to $85 million based on the achievement of defined performance criteria over a multi-year period and subject to continuing employment by certain selling shareholders. Both initial and deferred consideration include portions that are subject to additional lock-up arrangements. The aggregate consideration is payable in a combination of the Company’s common stock, cash, and loan notes, subject to the terms of the Purchase Agreement, including limitations on share issuance.

The transaction is expected to close in the second half of 2026, subject to regulatory approvals and other customary closing conditions. Under certain circumstances, if the Purchase Agreement is terminated, the Company may be required to pay Campbell Lutyens a termination fee of $50 million.
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
We also invest our own capital from time to time to seed our Asset Management strategies. In addition, we record selected other activities in our Corporate segment, including cash management, certain investments, deferred tax assets, outstanding indebtedness and certain contingent obligations.
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
We operate in a competitive, global environment. Ongoing geopolitical uncertainty, developments in international trade policies and practices, along with shifting domestic governmental priorities, have increased uncertainty relative to prior years. We believe our broad set of capabilities, diversified business model, and the competitive advantage provided by Lazard’s contextual alpha—our ability to incorporate geopolitical, regulatory, and macroeconomic insight into our advice—position us well to meet evolving client needs across varying economic environments. Unpredictability and the potential for related impacts, however, could create or exacerbate market volatility, contribute to weakened economic and business conditions, and reduce our clients’ ability to finalize decision-making or execute on investment priorities.
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

	Three Months Ended March 31,
	2026	2025	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$1,265	$833	52%
Number	8,867	10,107	(12)%
Deals Greater than $500 million:
Value	$1,078	$635	70%
Number	322	312	3%
Announced M&A Transactions:
All deals:
Value	$1,381	$1,146	21%
Number	9,981	10,790	(7)%
Deals Greater than $500 million:
Value	$1,156	$934	24%
Number	369	350	5%
Completed Restructuring Transactions:
All deals:
Value	$31	$96	(68)%
Number	36	106	(66)%
____________________________________
Source: Dealogic as of April 2, 2026.
Another measure of global restructuring activity is the number of corporate defaults, which decreased during the first quarter of 2026 as compared to the first quarter of 2025. The number of defaulting issuers was 27 in the first quarter of 2026, according to Moody’s Investors Service, Inc., as compared to 30 in the first quarter of 2025.
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

Asset Management
The percentage change in major equity market indices at March 31, 2026, as compared to such indices at December 31, 2025 and at March 31, 2025 is shown in the table below:

	Percentage Changes March 31, 2026 vs.
	December 31, 2025	March 31, 2025
MSCI World Index	(4)%	19%
Euro Stoxx	(3)%	9%
MSCI Emerging Market	–%	30%
S&P 500	(4)%	18%
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
Lazard’s Asset Management segment principally includes LAM, LFG, Lazard Frères Banque SA (“LFB”) and the Edgewater Funds (“Edgewater”). On February 13, 2026, the Company completed the sale of a controlling stake in the Edgewater management vehicles, resulting in the deconsolidation of the related entities. Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows for any reason have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. Our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Moreover, it is possible that awarded institutional mandates may not be funded in the amounts and at the times initially anticipated, or at all. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM and the overall amount of management fees generated by the AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.
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
Corporate segment net revenue consists primarily of interest and dividend income and interest expense, as well as gains and losses on investments held in connection with Lazard Fund Interests (“LFI”). In addition, in 2025, Corporate net revenue included investment gains and losses on the Company’s investments to seed strategies in our Asset Management business, net of hedging activities, which beginning in the first quarter of 2026 is reported in the Asset Management segment (comparable prior year information has not been recast because the impact was not material). Corporate net revenue can fluctuate due to changes in the fair value of debt and equity securities, as well as due to changes in interest rates and the levels of cash, investments and indebtedness, among other factors.
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
In the first quarter of 2026, we changed our accounting principle for recognizing compensation expense on certain incentive compensation awards to the straight-line attribution method, which we believe more appropriately reflects the pattern of service provided by the employee. See Note 1 of Notes to Condensed Consolidated Financial Statements. We also changed the vesting period for certain incentive compensation awards granted in the first quarter of 2026, such that they vest to employees ratably over three years. See Note 13 of Notes to Condensed Consolidated Financial Statements. We expect the combined effect of these two changes within compensation and benefits expense to be predominantly offsetting.

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
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests primarily consist of (i) consolidated VIE interests held by employees, and (ii) up to February 13, 2026, amounts related to Edgewater’s management vehicles that the Company was deemed to control but not own. See Notes 12 and 20 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs and Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding the sale and deconsolidation of Edgewater.
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

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net Revenue	$756,582	$648,051
Operating Expenses:
Compensation and benefits	491,894	430,270
Non-compensation	175,114	163,146
Total operating expenses	667,008	593,416
Operating Income	89,574	54,635
Benefit for income taxes	(10,989)	(7,354)
Net Income	100,563	61,989
Less - Net Income (Loss) Attributable to Noncontrolling Interests	(353)	1,614
Net Income Attributable to Lazard	$100,916	$60,375
Operating Income, as a % of net revenue	11.8%	8.4%
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

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Net Revenue:
Net revenue - U.S. GAAP basis	$756,582	$648,051
Adjustments:
Revenue related to noncontrolling interests and similar arrangements (a)	(3,626)	(6,011)
Gains related to LFI and other similar arrangements (b)	(1,782)	(5,243)
Distribution fees, reimbursable deal costs, provision for credit losses and other (c)	(22,929)	(14,581)
Interest expense (d)	22,728	20,969
Gain on sale and deconsolidation of Edgewater (e)	(77,990)	–
Total adjustments (f)	(83,599)	(4,866)
Adjusted net revenue (g)	$672,983	$643,185
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
(c)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and (provision) benefit for credit losses relating to fees and other receivables that are deemed uncollectible, for which an equal amount is excluded for purposes of determining adjusted non-compensation expense.
(d)Interest expense (excluding interest expense incurred by LFB) is added back in determining adjusted net revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(e)Represents a non-cash gain on the sale and deconsolidation of the Edgewater management vehicles.
(f)Total adjustments equal the “other segment items” in Note 19 of Notes to Condensed Consolidated Financial Statements.
(g)Adjusted net revenue is a non-GAAP measure.

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$491,894	$430,270
Adjustments:
Compensation and benefits expense related to noncontrolling interests and similar arrangements (a)	(2,870)	(3,741)
Charges pertaining to LFI and other similar arrangements (b)	(1,782)	(5,243)
Expenses associated with senior management transition (c)	(16,658)	–
Adjusted compensation and benefits expense (d)	$470,584	$421,286
Adjusted compensation and benefits expense, as a % of adjusted net revenue (d)	69.9%	65.5%
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
(d)Adjusted compensation and benefits expense and adjusted compensation and benefits expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Non-Compensation Expense:
Total non-compensation expense	$175,114	$163,146
Adjustments:
Non-compensation expense related to noncontrolling interests and similar arrangements (a)	(1,110)	(657)
Distribution fees, reimbursable deal costs, provision for credit losses and other (b)	(22,929)	(14,581)
Expenses related to the proposed acquisition of Campbell Lutyens (c)	(2,400)	–
Amortization and other acquisition-related costs	–	(26)
Adjusted non-compensation expense (d)	$148,675	$147,882
Adjusted non-compensation expense, as a % of adjusted net revenue (d)	22.1%	23.0%
____________________________________
(a)Expenses related to the consolidation of noncontrolling interests and similar arrangements are excluded because the Company has no economic interest in such amounts.
(b)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and (provision) benefit for credit losses relating to fees and other receivables that are deemed uncollectible, for which an equal amount is included for purposes of determining adjusted net revenue.
(c)Represents expenses related to the proposed acquisition of Campbell Lutyens.
(d)Adjusted non-compensation expense and adjusted non-compensation expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Operating Income:
Operating income	$89,574	$54,635
Adjustments:
Operating (income) loss related to noncontrolling interests and similar arrangements	354	(1,613)
Interest expense	22,728	20,969
Amortization and other acquisition-related costs	–	26
Gain on sale and deconsolidation of Edgewater	(77,990)	–
Expenses associated with senior management transition	16,658	–
Expenses related to the proposed acquisition of Campbell Lutyens	2,400	–
Adjusted operating income (a)	$53,724	$74,017
Adjusted operating income, as a % of adjusted net revenue (a)	8.0%	11.5%
____________________________________
(a)Adjusted operating income and adjusted operating income, as a percentage of adjusted net revenue are non-GAAP measures.

Headcount information is set forth below:

	As of
	March 31, 2026	December 31, 2025	March 31, 2025
Headcount:
Managing Directors:
Financial Advisory	238	216	210
Asset Management	134	124	131
Corporate	22	22	23
Total Managing Directors	394	362	364
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,359	1,358	1,328
Asset Management	1,123	1,160	1,133
Corporate	417	429	428
Total	3,293	3,309	3,253
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
Three Months Ended March 31, 2026 versus March 31, 2025
The Company reported net income attributable to Lazard of $101 million, as compared to net income attributable to Lazard of $60 million in the 2025 period.
Net revenue increased $109 million, or 17%, with adjusted net revenue increasing $30 million, or 5%, as compared to the 2025 period. Investment banking and other advisory fees decreased $3 million, or 1%, as compared to the 2025 period. Asset management fees, including incentive fees, increased $63 million, or 24%, as compared to the 2025 period. In the aggregate, interest income, other revenue and interest expense increased $49 million as compared to the 2025 period, primarily due to a non-cash gain of $78 million on the sale and deconsolidation of the Edgewater management vehicles in the 2026 period.
Compensation and benefits expense increased $62 million, or 14%, as compared to the 2025 period.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $471 million, an increase of $49 million, or 12%, as compared to $421 million in the 2025 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 69.9% for the 2026 period, as compared to 65.5% for the 2025 period.
Non-compensation expense increased $12 million, or 7%, as compared to the 2025 period. Adjusted non-compensation expense increased $1 million, or 1%, as compared to the 2025 period. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased fund administration and outsourced services expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 22.1% for the 2026 period, as compared to 23.0% for the 2025 period.
Operating income increased $35 million, or 64%, as compared to the 2025 period.
Adjusted operating income decreased $20 million, or 27%, as compared to the 2025 period, and, as a percentage of adjusted net revenue, was 8.0% for the 2026 period, as compared to 11.5% in the 2025 period.
The benefit for income taxes reflects an effective tax rate of (12.3)%, as compared to (13.5)% for the 2025 period. The change in the effective tax rate principally relates to the impact of discrete tax benefits for share-based incentive compensation awards and changes in the geographic mix of earnings.

Net income attributable to noncontrolling interests was a loss of $0.4 million in the 2026 period as compared to income of $2 million in the 2025 period.
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
Financial Advisory
The following table summarizes the adjusted operating results attributable to the Financial Advisory segment:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net revenue - U.S. GAAP basis	$359,568	$367,359
Adjustments:
Reimbursable deal costs, (provision) benefit for credit losses and other	(3,399)	2,181
Interest expense	–	3
Total adjustments (a)	(3,399)	2,184
Adjusted net revenue (b)	356,169	369,543
Adjusted compensation and benefits expense	269,947	239,968
Adjusted non-compensation expense	51,085	52,561
Adjusted operating income (b)	$35,137	$77,014
Adjusted operating income, as a % of adjusted net revenue (b)	9.9%	20.8%
_______________________________________
(a)Total adjustments equal the “other segment items” in Note 19 of Notes to Condensed Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b)Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended March 31,
	2026	2025
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	69	82
Percentage of total Financial Advisory net revenue from top 10 clients	36%	34%
Number of M&A transactions completed with values greater than $500 million (a)	14	20
________________________________________
(a)Source: Dealogic as of April 2, 2026.

The geographical distribution of Financial Advisory adjusted net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory adjusted net revenue and therefore may not be reflective of the geography in which the clients are located.

	Three Months Ended March 31,
	2026	2025
Americas	61%	66%
EMEA	39	33
Asia Pacific	–	1
Total	100%	100%
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
Three Months Ended March 31, 2026 versus March 31, 2025
Financial Advisory net revenue decreased $8 million, or 2%, as compared to the 2025 period. Financial Advisory adjusted net revenue decreased $13 million, or 4%, as compared to the 2025 period. The decreases in Financial Advisory net revenue and adjusted net revenue were primarily attributable to the completion of fewer transactions as compared to the 2025 period.
Adjusted compensation and benefits expense increased $30 million, or 12%, as compared to the 2025 period driven by our ongoing investment in strategic senior hires.
Adjusted non-compensation expense decreased $1 million, or 3%, as compared to the 2025 period.
Adjusted operating income was $35 million, a decrease of $42 million, or 54%, as compared to adjusted operating income of $77 million in the 2025 period, and, as a percentage of adjusted net revenue, was 9.9%, as compared to 20.8% in the 2025 period.
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

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies” in our Form 10-K):

	As of
	March 31, 2026	December 31, 2025 (a)
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$43,786	$41,146
Global / International	124,432	117,746
U.S.	24,831	25,580
Total Equity	193,049	184,472
Fixed Income	34,423	35,065
Multi Asset	23,113	24,783
Alternative Investments	8,602	9,980
Total AUM	$259,187	$254,300
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.
Total AUM at March 31, 2026 was $259 billion, an increase of $5 billion, or 2%, as compared to total AUM of $254 billion at December 31, 2025 primarily due to net inflows, partially offset by foreign exchange depreciation and the sale and deconsolidation of the Edgewater management vehicles. Average AUM for the first quarter of 2026 increased 15% as compared to the first quarter of 2025, and increased 2% as compared to the fourth quarter of 2025.
As of both March 31, 2026 and December 31, 2025, approximately 46% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, pension funds, insurance companies, Endowments and Foundations (E&F)/Healthcare and also includes certain Family Office clients. As of March 31, 2026, approximately 45% of our AUM was managed on behalf of financial intermediary clients, including banks, mutual fund sponsors, sub-advisory relationships, broker-dealers, wealth platforms, registered investment advisors (RIAs), and other investors in pooled vehicles as compared to approximately 44% as of December 31, 2025. As of March 31, 2026, approximately 9% of our AUM was managed on behalf of individual client relationships, compared to approximately 10% as of December 31, 2025.
As of both March 31, 2026 and December 31, 2025, AUM with foreign currency exposure represented approximately 67% of our total AUM. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.
The following is a summary of changes in AUM by asset class for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026 (b)
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Acquisitions/Divestitures (a)	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$184,472	$19,440	$(10,580)	$8,860	$–	$1,680	$(1,963)	$193,049
Fixed Income	35,065	2,211	(1,933)	278	–	(404)	(516)	34,423
Multi Asset	24,783	549	(808)	(259)	–	(977)	(434)	23,113
Alternative Investments	9,980	394	(268)	126	(1,492)	55	(67)	8,602
Total	$254,300	$22,594	$(13,589)	$9,005	$(1,492)	$354	$(2,980)	$259,187
_______________________________________
(a)Related to the sale and deconsolidation of the Edgewater management vehicles.

(b)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.
Net flows were primarily driven by the Global/International and Emerging Markets Equity platforms.

	Three Months Ended March 31, 2025 (a)
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Acquisitions/Divestitures	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,901	$7,631	$(9,602)	$(1,971)	$–	$177	$2,223	$163,330
Fixed Income	32,730	2,045	(3,679)	(1,634)	–	300	891	32,287
Multi Asset	22,133	650	(744)	(94)	–	226	725	22,990
Alternative Investments	8,557	308	(268)	40	–	122	101	8,820
Total	$226,321	$10,634	$(14,293)	$(3,659)	$–	$825	$3,940	$227,427

_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.
Average AUM for the three month periods ended March 31, 2026 and 2025 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended March 31, (a)
	2026	2025
	($ in millions)
Average AUM by Asset Class:
Equity	$197,043	$166,182
Fixed Income	35,418	33,257
Multi Asset	24,289	22,640
Alternative Investments	8,770	8,708
Total Average AUM	$265,520	$230,787
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.

The following table summarizes the adjusted operating results attributable to the Asset Management segment:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net revenue - U.S. GAAP basis	$409,763	$288,100
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(3,446)	(6,850)
Distribution fees and other	(19,530)	(16,762)
Interest expense	41	6
Gain on sale and deconsolidation of Edgewater (a)	(77,990)	–
Total adjustments (b)	$(100,925)	$(23,606)
Adjusted net revenue (c)	308,838	264,494
Adjusted compensation and benefits expense	160,392	142,827
Adjusted non-compensation expense	63,803	59,211
Adjusted operating income (c)	$84,643	$62,456
Adjusted operating income, as a % of adjusted net revenue (c)	27.4%	23.6%
_______________________________________
(a)Represents a non-cash gain on the sale and deconsolidation of the Edgewater management vehicles.
(b)Total adjustments equal the “other segment items” in Note 19 of Notes to Condensed Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(c)Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
The geographical distribution of Asset Management adjusted net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended March 31,
	2026	2025
Americas	40%	41%
EMEA	45	45
Asia Pacific	15	14
Total	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended March 31, 2026 versus March 31, 2025
Asset Management net revenue, which included a non-cash gain of $78 million on the sale and deconsolidation of the Edgewater management vehicles in the first quarter of 2026, increased $122 million, or 42%, as compared to the 2025 period. Asset Management adjusted net revenue increased $44 million, or 17%, as compared to the 2025 period. Management fees, on an adjusted basis, were $296 million, an increase of $58 million, or 25%, as compared to $238 million in the 2025 period. Incentive fees, on an adjusted basis, were $11 million, an increase of $2 million as compared to

$9 million in the 2025 period. Other revenue, on an adjusted basis, was $1 million, a decrease of $17 million as compared to $18 million in the 2025 period.
Adjusted compensation and benefits expense increased $18 million, or 12%, as compared to the 2025 period primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense increased $5 million, or 8%, as compared to the 2025 period primarily due to higher mutual fund servicing fees, which were largely driven by an increase in AUM.
Asset Management adjusted operating income was $85 million, an increase of $22 million, or 36%, as compared to adjusted operating income of $62 million in 2025, and, as a percentage of adjusted net revenue, was 27.4%, as compared to 23.6% in 2025.
Corporate
The following table summarizes the reported adjusted operating results attributable to the Corporate segment:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net revenue (loss) - U.S. GAAP basis	$(12,749)	$(7,408)
Adjustments:
(Revenue) loss related to noncontrolling interests and similar arrangements	(180)	839
Gains related to LFI and other similar arrangements	(1,782)	(5,243)
Interest expense	22,687	20,960
Total adjustments (a)	20,725	16,556
Adjusted net revenue (b)	7,976	9,148
Adjusted compensation and benefits expense	40,245	38,491
Adjusted non-compensation expense	33,787	36,110
Adjusted operating loss (b)	$(66,056)	$(65,453)
_________________________________
(a)Total adjustments equal the “other segment items” in Note 19 of Notes to Condensed Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
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
Three Months Ended March 31, 2026 versus March 31, 2025
Corporate net revenue decreased $5 million, or 72%, as compared to the 2025 period, primarily due to lower gains in the 2026 period as compared to the 2025 period attributable to investments held in connection with LFI. Corporate adjusted net revenue decreased $1 million, or 13%, as compared to the 2025 period.
Adjusted compensation and benefits expense, including centrally managed costs, increased $2 million, or 5%, as compared to the 2025 period.
Adjusted non-compensation expense, including centrally managed costs, decreased $2 million, or 6%, as compared to the 2025 period.

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
Summary of Cash Flows:

	Three Months Ended March 31,
	2026	2025
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$101	$62
Adjustments to reconcile net income to net cash provided by operating activities (a)	56	97
Other operating activities (b)	(377)	(376)
Net cash used in operating activities	(220)	(217)
Investing activities	(48)	(23)
Financing activities (c)	(153)	(191)
Effect of exchange rate changes	(16)	30
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(437)	(401)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,671	1,609
End of Period	$1,234	$1,208
________________________________________
(a)Consists primarily of amortization of deferred expenses and share-based incentive compensation, noncash lease expenses, depreciation and amortization of property, deferred tax benefit, and in 2026, a gain on the sale and deconsolidation of business.
(b)Includes net changes in operating assets and liabilities.
(c)Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, common stock dividends, changes in customer deposits, and activity related to borrowings.
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
We regularly monitor our liquidity position, including cash levels, lease obligations, investments and related hedges, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock, compensation and other matters relating to liquidity and compliance with regulatory net capital requirements. At March 31, 2026, Lazard had approximately $1,021 million of cash and cash equivalents, including approximately $569 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings and we expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of March 31, 2026, the Company’s remaining lease obligations were $62 million for 2026 (April 1 through December 31), $160 million from 2027 through 2028, $143 million from 2029 through 2030 and $203 million from 2031 through 2039.
As of March 31, 2026, Lazard had approximately $204 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement, among Lazard Group LLC, the banks from time to time party thereto and Citibank, N.A., as Administrative Agent (as amended from time to time, the “Second Amended and Restated Credit Agreement”).
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group LLC not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. No amounts were outstanding under the Second Amended and Restated Credit Agreement as of March 31, 2026.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2026, the Company was in compliance with all financial and nonfinancial provisions.
Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that the sources of liquidity described above should be sufficient for us to fund our current obligations for the next 12 months.
See also Notes 11, 13, 14, 15, 17 and 18 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes, tax receivable agreement obligations and regulatory requirements, respectively.

Senior Debt
The table below sets forth our corporate indebtedness as of March 31, 2026 and December 31, 2025. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		March 31, 2026			December 31, 2025
Senior Debt	Annual Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2028 Senior Notes	4.50%	$500.0	$2.5	$497.5	$500.0	$2.8	$497.2
Lazard Group 2029 Senior Notes	4.375%	500.0	2.7	497.3	500.0	3.0	497.0
Lazard Group 2031 Senior Notes	6.00%	400.0	3.3	396.7	400.0	3.4	396.6
Lazard Group 2035 Senior Notes	5.625%	300.0	2.7	297.3	300.0	2.8	297.2
		$1,700.0	$11.2	$1,688.8	$1,700.0	$12.0	$1,688.0
The indenture and supplemental indentures relating to Lazard Group LLC’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2026, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
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

Stockholders’ Equity
At March 31, 2026, total stockholders’ equity was $872 million, as compared to $906 million at December 31, 2025, including $881 million and $869 million attributable to Lazard, Inc. on the respective dates. The net activity in stockholders’ equity during the three month period ended March 31, 2026 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2026	$906
Increase (decrease) due to:
Net income (a)	101
Other comprehensive loss	(5)
Amortization of share-based incentive compensation	104
Purchase of common stock	(2)
Settlement of share-based incentive compensation (b)	(136)
Common stock dividends	(47)
Sale and deconsolidation of business	(47)
Other - net	(2)
Stockholders’ Equity - March 31, 2026	$872
________________________________________
(a)Excludes net loss associated with redeemable noncontrolling interests of $0.1 million.
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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2025	773,955	$46.73
2026	41,502	$40.82
As of March 31, 2026, a total of $107 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program which will expire on December 31, 2026.
On April 30, 2026, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on May 22, 2026 to stockholders of record on May 11, 2026.
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
Compensation Liabilities
Annual discretionary compensation represents a significant portion of our annual compensation and benefits expense. We allocate the estimated amount of such annual discretionary compensation to interim periods by segment in proportion to the amount of adjusted net revenue earned in such periods based on an estimated annual ratio of adjusted compensation and benefits expense to adjusted net revenue. See “Financial Statement Overview—Operating Expenses” for more information on our periodic compensation and benefits expense and Note 1 of Notes to Condensed Consolidated Financial Statements for additional information regarding the change in accounting principle in the first quarter of 2026 for recognizing compensation expense on certain incentive compensation awards.
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
Seed investments held in entities in which the Company maintained a controlling financial interest were $170 million in fifteen entities as of March 31, 2026, as compared to $183 million in thirteen entities as of December 31, 2025. LFI investments held in entities in which the Company maintained a controlling financial interest were $27 million in eight entities as of March 31, 2026, as compared to $63 million in nine entities as of December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 20 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the condensed consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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
Data relating to investments is set forth below:

	March 31, 2026	December 31, 2025
	($ in thousands)
Seed investments by asset class:
Debt	$1,724	$1,729
Equity (a)	205,551	215,237
Fixed income	20,312	24,493
Alternative investments	29,177	29,856
Private equity	9,217	20,144
Total seed investments	265,981	291,459
Other investments owned:
Private equity	10,985	7,468
Other	1,610	1,653
Total other investments owned	12,595	9,121
Subtotal	278,576	300,580
Private equity consolidated, not owned	–	21,493
Equity method	26,475	18,752
LFI	211,504	285,021
Total investments	$516,555	$625,846
_______________________
(a)At March 31, 2026 and December 31, 2025, seed investments in directly owned equity securities were invested as follows:

	March 31, 2026	December 31, 2025
Percentage invested in:
Financials	17%	17%
Consumer	27	28
Industrial	14	14
Technology	22	23
Other	20	18
Total	100%	100%

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
Equity Market Price Risk—At March 31, 2026 and December 31, 2025, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $241 million and $259 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.3 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively, in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At March 31, 2026 and December 31, 2025, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $17 million and $22 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net decrease of approximately $0.6 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At March 31, 2026 and December 31, 2025, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and private equity investments was $97 million and $114 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $2.4 million and $2.0 million in the carrying value of such investments as of March 31, 2026 and December 31, 2025, respectively, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At March 31, 2026 and December 31, 2025, the Company’s exposure to changes in fair value of such investments was approximately $20 million and $28 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.0 million and $2.8 million, respectively, in the carrying value of such investments as of March 31, 2026 and December 31, 2025.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At March 31, 2026, total receivables amounted to $774 million, net of an allowance for credit losses of $22 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 74% and 26% of total receivables, respectively. At December 31, 2025, total receivables amounted to $898 million, net of an allowance for credit losses of $23 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 79% and 21% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At March 31, 2026 and December 31, 2025, customers and other receivables included $139 million and $142 million, respectively. Such LFB loans are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $5 million and $0.5 million at March 31, 2026 and December 31, 2025, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $22 million and $30 million at March 31, 2026 and December 31, 2025, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $114 million and $189 million at March 31, 2026 and December 31, 2025, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents typically bear interest at market interest rates. Based on account balances as of March 31, 2026, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.
As of March 31, 2026, the Company’s cash and cash equivalents totaled approximately $1,021 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) overnight reverse repurchase agreements and (iv) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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
Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Repurchases of Equity Securities
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the first quarter of 2026. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2026
Share Repurchase Program (1)	–	$–	–	$109.0	million
Employee Tax Withholding Transactions (2)	2,060	$51.07
February 1 – February 28, 2026
Share Repurchase Program (1)	–	$–	–	$109.0	million
Employee Tax Withholding Transactions (2)	1,329,794	$52.26
March 1 – March 31, 2026
Share Repurchase Program (1)	41,502	$40.82	41,502	$107.3	million
Employee Tax Withholding Transactions (2)	1,108,874	$50.37
Total
Share Repurchase Program (1)	41,502	$40.82	41,502	$107.3	million
Employee Tax Withholding Transactions (2)	2,440,728	$51.40
____________________

(1)The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below as of March 31, 2026.

Date	Repurchase Authorization	Expiration
	($ in thousands)
July 2024	$200,000	December 31, 2026
The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under the 2018 Plan, as amended. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions, including those with employees. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below. As of March 31, 2026, a total of $107 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended March 31, 2026, the Company satisfied such obligations in lieu of issuing 2,440,728 shares of common stock upon the settlement of 5,800,265 of RSUs.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the three months ended March 31, 2026, no directors or officers of the Company entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Lazard securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.	Exhibits

2.1
Sale and Purchase Agreement, dated April 30, 2026, by and among Lazard, Inc. and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 1, 2026).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on January 2, 2024).

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on January 2, 2024).

10.1*
Offer Letter, dated January 28, 2026, between Lazard, Inc. and Tracy Farr (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32492) filed on February 2, 2026).

10.2*
Transition Agreement, dated January 28, 2026, between Lazard, Inc. and Mary Ann Betsch (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-32492) filed on February 2, 2026).

18.1	Preferability Letter on Change in Accounting Principle.

22.1	List of Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on February 23, 2026).

31.1	Rule 13a-14(a) Certification of Peter R. Orszag.

31.2	Rule 13a-14(a) Certification of Tracy Farr.

32.1**	Section 1350 Certification for Peter R. Orszag.

32.2**	Section 1350 Certification for Tracy Farr.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Dated: May 4, 2026

LAZARD, INC.

By:	/s/ Tracy Farr
Name:	Tracy Farr
Title:	Chief Financial Officer

By:	/s/ Michael Gathy
Name:	Michael Gathy
Title:	Chief Accounting Officer