Form 10-Q
period 2026-06-30
Lazard, Inc.
filed 2026-07-28
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 17, 2026, there were 110,548,172 shares of the Registrant’s common stock outstanding (including 13,097,600 shares held in treasury by subsidiaries).

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2026 AND DECEMBER 31, 2025
(UNAUDITED)
(dollars in thousands, except for per share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,099,790	$1,469,416
Deposits with banks and short-term investments	197,187	167,134
Restricted cash	5,779	34,021
Receivables (net of allowance for credit losses of $23,589 and $22,884 at June 30, 2026 and December 31, 2025, respectively):
Fees	578,833	706,220
Customers and other	186,395	191,566
	765,228	897,786
Investments (including $33,770 and $48,966 pledged at June 30, 2026 and December 31, 2025, respectively)	540,634	625,846
Property (net of accumulated amortization and depreciation of $291,341 and $286,235 at June 30, 2026 and December 31, 2025, respectively)	152,658	168,005
Operating lease right-of-use assets	393,617	412,584
Goodwill and other intangible assets (net of accumulated amortization of $67,711 at December 31, 2025)	447,556	395,262
Deferred tax assets	468,830	449,531
Other assets	293,382	316,687
Total Assets	$4,364,661	$4,936,272

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2026 AND DECEMBER 31, 2025
(UNAUDITED)
(dollars in thousands, except for per share data)

	June 30, 2026	December 31, 2025
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$362,909	$330,852
Accrued compensation and benefits	365,776	794,754
Operating lease liabilities	463,473	485,149
Senior debt	1,689,530	1,688,086
Deferred tax liabilities	11,135	1,368
Other liabilities	456,020	651,395
Total Liabilities	3,348,843	3,951,604
Commitments and contingencies
Redeemable noncontrolling interests	111,286	$78,379
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	–	–
Common stock:
Par value $0.01 per share (500,000,000 shares authorized; 110,548,172 and 111,728,757 shares issued at June 30, 2026 and December 31, 2025, respectively, including shares held in treasury)	1,105	1,117
Additional paid-in-capital	195,119	306,425
Retained earnings	1,505,836	1,517,571
Accumulated other comprehensive loss, net of tax	(278,753)	(271,509)
	1,423,307	1,553,604
Common stock held in treasury, at cost (13,097,600 and 17,822,122 shares at June 30, 2026 and December 31, 2025, respectively)	(509,002)	(684,411)
Total Lazard Stockholders’ Equity	914,305	869,193
Noncontrolling interests	(9,773)	37,096
Total Stockholders’ Equity	904,532	906,289
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,364,661	$4,936,272

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025
(UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Investment banking and other advisory fees	$448,177	$493,226	$805,598	$853,593
Asset management fees	334,896	275,605	662,195	540,221
Interest income	7,251	9,207	15,063	20,869
Other	39,876	39,122	126,743	71,641
Total revenue	830,200	817,160	1,609,599	1,486,324
Interest expense	22,531	21,163	45,348	42,276
Net revenue	807,669	795,997	1,564,251	1,444,048
OPERATING EXPENSES
Compensation and benefits	562,409	519,208	1,054,303	949,478
Occupancy and equipment	33,807	33,703	65,227	69,116
Marketing and business development	34,408	29,593	63,070	57,324
Technology and information services	52,633	49,272	100,908	95,488
Professional services	32,879	24,589	53,557	43,426
Fund administration and outsourced services	38,054	30,054	71,570	56,599
Other	15,876	16,497	28,439	24,901
Total operating expenses	770,066	702,916	1,437,074	1,296,332
OPERATING INCOME	37,603	93,081	127,177	147,716
Provision for income taxes	23,871	31,764	12,882	24,410
NET INCOME	13,732	61,317	114,295	123,306
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,924	5,971	8,571	7,585
NET INCOME ATTRIBUTABLE TO LAZARD	$4,808	$55,346	$105,724	$115,721
ATTRIBUTABLE TO LAZARD COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	101,357,540	97,534,319	100,408,897	96,394,871
Diluted	107,341,353	104,911,633	107,064,663	104,870,193
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.03	$0.56	$1.01	$1.17
Diluted	$0.03	$0.52	$0.94	$1.08

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025
(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$13,732	$61,317	$114,295	$123,306
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments (net of tax benefit of $597 and $603 for the three months and six months ended June 30, 2026, respectively)	(3,982)	45,868	(15,014)	70,081
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $105 and $(2,736) for the three months ended June 30, 2026 and 2025, respectively, and $1,367 and $(4,338) for the six months ended June 30, 2026 and 2025, respectively)	296	(10,028)	4,517	(15,817)
Adjustment for items reclassified to earnings (net of tax expense of $523 and $562 for the three months ended June 30, 2026 and 2025, respectively, and $1,047 and $1,092 for the six months ended June 30, 2026 and 2025, respectively)	1,617	2,065	3,253	3,641
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2,069)	37,905	(7,244)	57,905
COMPREHENSIVE INCOME	11,663	99,222	107,051	181,211
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,930	6,013	8,571	7,651
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD	$2,733	$93,209	$98,480	$173,560

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2026 AND 2025
(UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,295	$123,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred expenses and share-based incentive compensation	281,832	237,536
Noncash lease expense	29,261	33,512
Depreciation and amortization of property	15,183	17,070
Deferred tax benefit	(14,862)	(17,834)
Gain on sale and deconsolidation of business	(75,508)	–
Other adjustments	(470)	(5,182)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	121,486	53,156
Investments	33,377	(26,292)
Other assets	(22,981)	2,241
Accrued compensation and benefits and other liabilities	(497,478)	(585,359)
Net cash used in operating activities	(15,865)	(167,846)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(6,110)	(25,510)
Purchase and consolidation of business, net of cash acquired	179	–
Sale and deconsolidation of business, net of cash proceeds	(46,226)	–
Proceeds from sale of property	3,558	–
Proceeds from (payments for) customer loans, net	(2,698)	(25,170)
Other investing activities	(9)	1,666
Net cash used in investing activities	(51,306)	(49,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) customer deposits, net	43,186	35,282
Proceeds from:
Contributions from noncontrolling interests	151	1,361
Payments for:
Distributions to noncontrolling interests	(1,873)	(112)
Tax receivable agreement obligation	(10,237)	–
Purchase of common stock	(51,694)	(39,928)
Common stock dividends	(96,208)	(92,024)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(129,439)	(103,014)
LFI Consolidated Funds redemptions	(24,708)	(21,657)
Other financing activities	(6,755)	(11,456)
Net cash used in financing activities	(277,577)	(231,548)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(23,067)	87,348
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(367,815)	(361,060)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,670,571	1,609,368
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—June 30	$1,302,756	$1,248,308

See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,099,790	$1,469,416
Deposits with banks and short-term investments	197,187	167,134
Restricted cash	5,779	34,021
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,302,756	$1,670,571

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2026
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - April 1, 2026	111,687,255	$1,117	$106,494	$1,559,269	$(276,678)	13,249,570	$(508,906)	$881,296	$(8,841)	$872,455	$81,426
Comprehensive income (loss):
Net income				4,808				4,808	256	5,064	8,668
Other comprehensive income (loss) - net of tax					(2,075)			(2,075)	6	(2,069)	(3)
Amortization of share-based incentive compensation			127,264					127,264	2,113	129,377
Dividend equivalents			8,872	(8,987)				(115)	(2,742)	(2,857)
Common stock dividends ($0.50 per share)				(49,254)				(49,254)		(49,254)
Purchase and cancellation of common stock	(1,139,083)	(12)	(43,955)			–	(6,033)	(50,000)		(50,000)
Delivery of common stock in connection with share-based incentive compensation and related tax benefit of $8,350			(1,568)			(151,970)	5,937	4,369	–	4,369
Distributions to noncontrolling interests, net									(51)	(51)	(1,807)
LFI Consolidated Funds											(12,772)
Purchase and consolidation of business (a)			(1,988)					(1,988)	(514)	(2,502)	35,774
Balance - June 30, 2026	110,548,172	$1,105	$195,119	$1,505,836	$(278,753)	13,097,600	$(509,002)	$914,305	$(9,773)	$904,532	$111,286
____________________
(a) See Notes 9 and 12.

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2026
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2026	111,728,757	$1,117	$306,425	$1,517,571	$(271,509)	17,822,122	$(684,411)	$869,193	$37,096	$906,289	$78,379
Comprehensive income (loss):
Net income				105,724				105,724	2	105,726	8,569
Other comprehensive loss - net of tax					(7,244)			(7,244)	–	(7,244)	(3)
Amortization of share-based incentive compensation			230,525					230,525	2,753	233,278
Dividend equivalents			21,020	(21,251)				(231)	(5,459)	(5,690)
Common stock dividends ($1.00 per share)				(96,208)				(96,208)		(96,208)
Purchase and cancellation of common stock	(1,180,585)	(12)	(45,649)			–	(6,033)	(51,694)		(51,694)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $2,302			(316,449)			(4,724,522)	181,442	(135,007)	3,266	(131,741)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235		1,235	–
Contributions from (distributions to) noncontrolling interests, net									85	85	(1,807)
LFI Consolidated Funds											(9,626)
Sale and deconsolidation of business (a)									(47,002)	(47,002)
Purchase and consolidation of business (b)			(1,988)					(1,988)	(514)	(2,502)	35,774
Balance - June 30, 2026	110,548,172	$1,105	$195,119	$1,505,836	$(278,753)	13,097,600	$(509,002)	$914,305	$(9,773)	$904,532	$111,286
____________________
(a) See Note 1.
(b) See Notes 9 and 12.
(

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2025
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - April 1, 2025	112,766,091	$1,128	$97,771	$1,507,126	$(306,766)	18,618,701	$(700,693)	$598,566	$45,525	$644,091	$83,811
Comprehensive income (loss):
Net income (loss)				55,346				55,346	(414)	54,932	6,385
Other comprehensive income - net of tax					37,863			37,863	42	37,905
Amortization of share-based incentive compensation			105,665					105,665	1,292	106,957
Dividend equivalents			8,181	(8,316)				(135)	(2,717)	(2,852)
Common stock dividends ($0.50 per share)				(47,074)				(47,074)		(47,074)
Purchase of common stock						85,894	(3,763)	(3,763)		(3,763)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $92			(20,484)			(295,946)	11,158	(9,326)		(9,326)
Contributions from noncontrolling interests, net									1,153	1,153
LFI Consolidated Funds											(6,618)
Other			(1)					(1)		(1)
Balance - June 30, 2025	112,766,091	$1,128	$191,132	$1,507,082	$(268,903)	18,408,649	$(693,298)	$737,141	$44,881	$782,022	$83,578

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2025
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2025	112,766,091	$1,128	$293,884	$1,501,577	$(326,742)	22,467,315	$(838,069)	$631,778	$48,914	$680,692	$79,629
Comprehensive income:
Net income				115,721				115,721	2,392	118,113	5,193
Other comprehensive income - net of tax					57,839			57,839	66	57,905
Amortization of share-based incentive compensation			180,615					180,615	3,510	184,125
Dividend equivalents			17,602	(18,192)				(590)	(9,728)	(10,318)
Common stock dividends ($1.00 per share)				(92,024)				(92,024)		(92,024)
Purchase of common stock						859,849	(39,928)	(39,928)		(39,928)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $10,747			(298,865)			(4,960,484)	186,626	(112,239)	(1,522)	(113,761)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235		1,235
Contribution from noncontrolling interests, net									1,249	1,249
LFI Consolidated Funds											(1,244)
Other			(3,339)			41,969	(1,927)	(5,266)		(5,266)
Balance - June 30, 2025	112,766,091	$1,128	$191,132	$1,507,082	$(268,903)	18,408,649	$(693,298)	$737,141	$44,881	$782,022	$83,578

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
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), as of June 30, 2026 and December 31, 2025. Lazard, Inc., through its control of the managing members of Lazard Group LLC, controls Lazard Group, which is governed by a Third Amended and Restated Operating Agreement (the “Operating Agreement”).
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
The condensed consolidated results of operations for the three month and six month periods ended June 30, 2026 are not indicative of the results to be expected for any future interim or annual period.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following tables present the effect of the change in accounting principle and its impact on key components of the Company's condensed consolidated statements of financial condition and condensed consolidated statements of changes in stockholders’ equity and redeemable noncontrolling interests:

	December 31, 2025
	As Reported	As Adjusted	Effect of Change
Deferred tax assets	$459,087	$449,531	$(9,556)
Other assets (a)	311,593	316,687	5,094

Stockholders' Equity:
Additional paid-in-capital	$340,351	$306,425	$(33,926)
Retained earnings	1,488,107	1,517,571	29,464
Total Lazard Stockholders' Equity	873,655	869,193	(4,462)
Total Stockholders' Equity	910,751	906,289	(4,462)

	Three Months Ended June 30, 2025
	As Reported	As Adjusted	Effect of Change
Additional Paid-In-Capital:
Balance - April 1, 2025	$131,697	$97,771	$(33,926)
Balance - June 30, 2025	225,058	191,132	(33,926)

Retained Earnings:
Balance - April 1, 2025	$1,477,662	$1,507,126	$29,464
Balance - June 30, 2025	1,477,618	1,507,082	29,464

	Six Months Ended June 30, 2025
	As Reported	As Adjusted	Effect of Change
Additional Paid-In-Capital:
Balance - January 1, 2025	$327,810	$293,884	$(33,926)
Balance - June 30, 2025	225,058	191,132	(33,926)

Retained Earnings:
Balance - January 1, 2025	$1,472,113	$1,501,577	$29,464
Balance - June 30, 2025	1,477,618	1,507,082	29,464
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Sale and Deconsolidation of The Edgewater Management Vehicles (“Edgewater”)
On February 13, 2026, the Company completed the sale of a controlling stake in the Edgewater management vehicles, resulting in the deconsolidation of the related entities. The Company measured its retained investment in Edgewater, primarily composed of certain carried interests, at fair value of $6,314. This measurement, which required significant management estimates and assumptions, was determined using an income approach, which is based on discounted estimated future cash flows from net income. As a result of the transaction, the Company recorded a pre-tax gain of $75,508, which was reported as “other revenue” on the condensed consolidated statement of operations for the six month period ended June 30, 2026. Cash flows from investing activities “sale and deconsolidation of business, net of cash proceeds” in the condensed consolidated statements of cash flows for the six month period ended June 30, 2026 primarily relate to decrease in cash and cash equivalents and restricted cash from the deconsolidation of Edgewater. The Company uses the equity method to account for its retained investment.
Pending Acquisition of Campbell Lutyens Holdings Limited (“Campbell Lutyens”)
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
2.    RECENT ACCOUNTING DEVELOPMENTS
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets — In July 2025, the FASB issued an accounting standard update that provides a practical expedient related to the estimation of expected credit losses on accounts receivable, which permits entities to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods, with prospective application. The Company elected to apply the practical expedient on a prospective basis beginning January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s financial statements.
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
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
3.    REVENUE RECOGNITION
The Company disaggregates revenue from contracts with customers based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Revenue:
Financial Advisory (a)	$448,923	$497,306	$807,092	$864,665

Asset Management:
Management fees (b)	$329,633	$270,327	$645,108	$525,027
Incentive fees (c)	5,264	5,281	17,088	15,189
Other (d)	7,286	16,870	18,259	40,362
Total Asset Management	$342,183	$292,478	$680,455	$580,578
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
At June 30, 2026, the Company had deferred revenue of $5,401 included in “other liabilities” on the condensed consolidated statements of financial condition. During the three month and six month periods ended June 30, 2026, the Company recognized $1,093 and $9,756 in revenue, respectively, that was included in the deferred revenue balance as of December 31, 2025 of $139,022. The majority of the remaining decrease in the deferred revenue balance in the six month period ended June 30, 2026 relates to the sale and corresponding deconsolidation of Edgewater. See Note 1 for further information.
4.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the current expected credit losses (“CECL”) model.
Of the Company’s fee receivables at June 30, 2026 and December 31, 2025, $114,725 and $152,227, respectively, represented financing receivables for our Private Capital Advisory fees.
At June 30, 2026 and December 31, 2025, customers and other receivables included $141,634 and $142,454, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both June 30, 2026 and December 31, 2025.
The aggregate carrying amount of other fees and customers and other receivables was $508,869 and $603,105 at June 30, 2026 and December 31, 2025, respectively.
Activity in the allowance for credit losses for the three month and six month periods ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning Balance	$22,239	$26,340	$22,884	$32,033
Provision for credit losses, net of reversals	1,520	2,491	1,217	(2,931)
Charge-offs	(80)	(2,877)	(182)	(3,530)
Foreign currency translation and other adjustments	(90)	591	(330)	973
Ending Balance	$23,589	$26,545	$23,589	$26,545
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
5.    INVESTMENTS
The Company’s investments consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Debt	$1,752	$1,729
Equity	63,589	56,920
Funds:
Alternative investments (a)	46,152	52,702
Debt (a)	79,428	125,806
Equity (a)	320,133	320,832
Private equity (b)	23,273	49,105
Total funds	468,986	548,445
Investments, at fair value	534,327	607,094
Equity method investments	6,307	18,752
Total investments	$540,634	$625,846
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

	June 30, 2026	December 31, 2025
Investments related to LFI and other similar deferred compensation arrangements:
Alternative investments	$22,899	$22,224
Debt	57,467	101,297
Equity	135,811	161,500
Total	$216,177	$285,021
(b) Unfunded commitments relating to investments:

	June 30, 2026	December 31, 2025
Private equity funds	$35,297	$34,389
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
Equity method investments include (i) a retained investment in Edgewater, and (ii) until the second quarter of 2026, an interest in Elaia Partners, a venture capital asset management entity (“Elaia”). The carrying value included amounts related to intangible assets, which are amortized, and goodwill. See Note 9 for further information on the acquisition of an additional ownership stake in Elaia which resulted in a controlling financial interest.
During the three month and six month periods ended June 30, 2026 and 2025, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net unrealized investment gains	$51,340	$48,225	$27,491	$39,241
As of June 30, 2026 and December 31, 2025, the Company has pledged investments with a carrying value of $33,770 and $48,966, respectively, primarily as collateral for its derivative contracts (see Note 7). Such pledged assets can be sold or repledged by the secured party.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following tables present, as of June 30, 2026 and December 31, 2025, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	June 30, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Deposits with banks and short-term investments (a)	$24,725	$–	$–	$–	$24,725
Restricted cash (a)	200	–	–	–	200
Investments:
Debt	1,332	420	–	–	1,752
Equity	62,910	–	679	–	63,589
Funds:
Alternative investments	5,002	–	–	41,150	46,152
Debt	74,389	5,036	–	3	79,428
Equity	273,632	41,039	–	5,462	320,133
Private equity	–	–	261	23,012	23,273
Derivatives	–	1,851	–	–	1,851
Total	$442,190	$48,346	$940	$69,627	$561,103
Liabilities:
Securities sold, not yet purchased	$4,330	$–	$–	$–	$4,330
Derivatives	–	140,708	–	–	140,708
Total	$4,330	$140,708	$–	$–	$145,038

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
___________________________________
(a)Level 1 represents U.S. Treasury securities.
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$650	$40	$–	$–	$(11)	$679
Private equity funds	284	–	–	(20)	(3)	261
Total Level 3 assets	$934	$40	$–	$(20)	$(14)	$940

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2026
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$675	$37	$–	$–	$(33)	$679
Private equity funds	290	–	–	(20)	(9)	261
Total Level 3 assets	$965	$37	$–	$(20)	$(42)	$940

Liabilities:
Contingent consideration liability (a)	$2,300	$–	$–	$(2,300)	$–	$–
Total Level 3 liabilities	$2,300	$–	$–	$(2,300)	$–	$–

	Three Months Ended June 30, 2025
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$599	$46	$–	$–	$52	$697
Private equity funds	267	–	–	–	22	289
Total Level 3 assets	$866	$46	$–	$–	$74	$986

Liabilities:
Contingent consideration liability	$2,221	$27	$–	$–	$–	$2,248
Total Level 3 liabilities	$2,221	$27	$–	$–	$–	$2,248

	Six Months Ended June 30, 2025
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$589	$47	$–	$–	$61	$697
Private equity funds	256	–	–	–	33	289
Total Level 3 assets	$845	$47	$–	$–	$94	$986

Liabilities:
Contingent consideration liability (a)	$4,495	$53	$–	$(2,300)	$–	$2,248
Total Level 3 liabilities	$4,495	$53	$–	$(2,300)	$–	$2,248

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
_________________________________
(a)Settlements for the six month periods ended June 30, 2026 and 2025 represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.

The following tables present, at June 30, 2026 and December 31, 2025, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	June 30, 2026
				Investments Redeemable
	NAV	% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$41,106	NA		(a)	30-60 days
Other	44	NA		(b)	<30-90 days
Debt funds	3	NA		(c)	<30 -30 days
Equity funds	5,462	NA		(d)	<30-30 days
Private equity funds:
Equity growth	23,012	100%	(e)	NA	NA
Total	$69,627
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
7.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of June 30, 2026 and December 31, 2025. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	June 30, 2026
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,976	$433,742	$233	$61,760
Total return swaps and other	341	11,269	30,043	174,740
LFI and other similar deferred compensation arrangements	–	–	120,636	124,722
Total gross derivatives	2,317	$445,011	150,912	$361,222
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(125)		(124)
Total return swaps and other	(341)		(10,080)
Net derivatives in "other assets" and "other liabilities"	1,851		140,708
Collateral not netted on the condensed consolidated statement of financial condition (a)	–		(19,952)
	$1,851		$120,756

	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$675	$209,295	$1,090	$316,290
Total return swaps and other	250	10,517	38,849	155,693
LFI and other similar deferred compensation arrangements	–	–	188,642	159,677
Total gross derivatives	925	$219,812	228,581	$631,660
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(221)		(221)
Total return swaps and other	(251)		(9,421)
Net derivatives in "other assets" and "other liabilities"	453		218,939
Collateral not netted on the condensed consolidated statement of financial condition (a)	–		(29,582)
	$453		$189,357
_

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
__________________________________
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
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Forward foreign currency exchange rate contracts	$1,444	$(9,610)	$3,973	$(15,009)
LFI and other similar deferred compensation arrangements	(9,921)	(10,509)	(11,703)	(15,752)
Total return swaps and other	(35,653)	(34,641)	(33,427)	(30,987)
Total	$(44,130)	$(54,760)	$(41,157)	$(61,748)
8.    PROPERTY, NET
At June 30, 2026 and December 31, 2025, property consisted of the following:

	Estimated Depreciable Life in Years	June 30, 2026	December 31, 2025
Buildings	33	$12,563	$12,956
Leasehold improvements	3-20	230,754	236,294
Furniture and equipment	3-10	139,748	142,738
Computer software	3-5	52,513	56,168
Construction in progress		8,421	6,084
Total		443,999	454,240
Less - Accumulated depreciation and amortization		291,341	286,235
Property, net		$152,658	$168,005

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets at June 30, 2026 and December 31, 2025 are presented below.

	June 30, 2026	December 31, 2025
Goodwill	$434,932	$395,262
Other intangible assets (net of accumulated amortization) (a)	12,624	–
	$447,556	$395,262
Changes in the carrying amount of goodwill for the six month periods ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026				2025
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$313,992	$81,270	$395,262	$312,305	$81,270	$393,575
Purchase and consolidation of business (a)	–	40,470	40,470	–	–	–
Sale and deconsolidation of business (b)	–	(359)	(359)	–	–	–
Foreign currency translation adjustments	(441)	–	(441)	1,650	–	1,650
Balance, June 30	$313,551	$121,381	$434,932	$313,955	$81,270	$395,225
______________________
(a)The Company exercised its option to purchase an additional ownership stake in Elaia, in which the Company had previously held an equity method investment. As a result, the Company obtained a controlling financial interest in Elaia on June 30, 2026, which has been consolidated within its condensed consolidated financial statements as of the acquisition date. This transaction resulted in the Company recognizing goodwill of $40,470 and other intangible assets of $12,624 (primarily management agreements) at closing. These intangible assets will be amortized over their estimated useful lives between 1 and 10 years.
(b)See Note 1.
10.    SENIOR DEBT
Lazard Group Senior Notes are comprised of the following as of June 30, 2026 and December 31, 2025:

					Outstanding as of
					June 30, 2026			December 31, 2025
	Initial Principal Amount	Maturity Date	Annual Interest Rate	Effective Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
2028 Notes	500,000	9/19/28	4.50%	4.70%	$500,000	$2,253	$497,747	$500,000	$2,763	$497,237
2029 Notes	500,000	3/11/29	4.375%	4.56%	500,000	2,494	497,506	500,000	2,954	497,046
2031 Notes	400,000	3/15/31	6.00%	6.16%	400,000	3,090	396,910	400,000	3,419	396,581
2035 Notes	300,000	8/01/35	5.625%	5.72%	300,000	2,633	297,367	300,000	2,778	297,222
Total					$1,700,000	$10,470	$1,689,530	$1,700,000	$11,914	$1,688,086

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Lazard, Inc. has provided an unconditional and irrevocable guarantee for the repayment of all the senior notes in the table above. The guarantee covers both the principal and interest payments on the senior debt and will remain in effect until all the Lazard Group senior notes are repaid. As of June 30, 2026, the maximum future payments that Lazard, Inc. could be required to make under this guarantee is the same as the principal value in the table above plus accrued interest.
The Company’s senior debt is unsecured and is carried at its principal amount outstanding, net of unamortized debt costs. At June 30, 2026 and December 31, 2025, the fair value of such senior debt was approximately $1,709,000 and $1,737,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
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
As of June 30, 2026, the Company had approximately $210,000 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable.
11.    COMMITMENTS AND CONTINGENCIES
Leases
The Company signed a lease agreement for additional office facilities, with lease commencement anticipated in 2027. The lease term is approximately 10 years and has undiscounted future lease payments of approximately $100,000.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
12.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of Lazard, Inc. common stock (“common stock”) as set forth in the table below as of June 30, 2026:

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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2025	859,849	$46.44
2026 (a)	1,180,585	$43.79
______________________
(a)Shares were immediately cancelled by the Company. There was no impact on total stockholders' equity as a result of the share cancellation.
During the six month periods ended June 30, 2026 and 2025, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the six month period ended June 30, 2025, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the six month periods ended June 30, 2026 and 2025 was approximately $1,700 and $11,800, respectively. Such shares of common stock are reported at cost, and are either included in “common stock held in treasury” on the accompanying condensed consolidated statements of financial condition or were immediately canceled by the Company.
As of June 30, 2026, a total of $57,295 of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
On July 22, 2026, the Board of Directors authorized additional share repurchases of $200,000, which expire as of December 31, 2028, bringing the total outstanding share repurchase authorization to approximately $257,000.
During the six month period ended June 30, 2026, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at June 30, 2026 and 2025 and activity during the three month and six month periods then ended:

	Three Months Ended June 30, 2026
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - April 1, 2026	$(112,513)	$(164,167)	$(276,680)	$(2)	$(276,678)
Activity:
Other comprehensive income (loss) before reclassifications, net of tax	(3,982)	296	(3,686)	6	(3,692)
Adjustments for items reclassified to earnings, net of tax	–	1,617	1,617	–	1,617
Net other comprehensive income (loss)	(3,982)	1,913	(2,069)	6	(2,075)
Balance, June 30, 2026	$(116,495)	$(162,254)	$(278,749)	$4	$(278,753)

	Six Months Ended June 30, 2026
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - January 1, 2026	$(101,481)	$(170,024)	$(271,505)	$4	$(271,509)
Activity:
Other comprehensive income (loss) before reclassifications, net of tax	(15,014)	4,517	(10,497)	–	(10,497)
Adjustments for items reclassified to earnings, net of tax	–	3,253	3,253	–	3,253
Net other comprehensive income (loss)	(15,014)	7,770	(7,244)	–	(7,244)
Balance, June 30, 2026	$(116,495)	$(162,254)	$(278,749)	$4	$(278,753)

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
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee benefit plans:
Amortization relating to employee benefit plans (a)	$2,140	$2,627	$4,300	$4,733
Less - related income taxes	523	562	1,047	1,092
Total reclassifications, net of tax	$1,617	$2,065	$3,253	$3,641
__________________________
(a)Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses–other” on the condensed consolidated statements of operations.
Noncontrolling Interests—Noncontrolling interests principally represent (i) profits interest participation rights (see Note 13) and (ii) up to February 13, 2026, interests held in Edgewater’s management vehicles that the Company was deemed to control, but did not own (see Note 1).
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests represent consolidated VIE interests held by employees (vested LFI awards), which may be redeemed at any time at the option of the holder for cash, are recorded on the Company’s condensed consolidated statements of financial position at redemption value and classified as temporary equity. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period (see Note 20). Beginning on June 30, 2026, redeemable noncontrolling interests also includes the portion of Elaia that the Company does not own (see Note 9).
Dividends Declared, July 22, 2026—On July 22, 2026, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on August 14, 2026, to stockholders of record on August 3, 2026.
13.    INCENTIVE PLANS
Share-Based Incentive Plan Awards
Total shares available for issuance under incentive compensation plans are from the 2018 Plan, which was amended on May 21, 2026 to increase the aggregate number of shares authorized for issuance by 25,000,000 shares. The aggregate number of shares authorized for issuance under the 2018 Plan is 95,000,000 shares. Such shares may be issued pursuant to the grant or exercise of stock options; stock appreciation rights; restricted stock units, restricted stock awards, and deferred stock units (collectively “RSUs”); profits interest participation rights (“PIPRs”); and other share-based awards.
Expense
The following reflects the expense with respect to share-based incentive plans, which is primarily recorded within “compensation and benefits” expense in the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share-based incentive awards:
RSUs	$109,424	$82,752	$203,290	$151,584
PIPRs	19,953	24,205	29,988	32,585
Performance-based restricted stock units	–	–	–	(44)
Total	$129,377	$106,957	$233,278	$184,125
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
RSUs generally include a dividend participation right during the applicable vesting period, which is payable in additional units. During the six month period ended June 30, 2026, dividend participation rights required the issuance of an aggregate 442,243 units of RSUs and the associated aggregate charge to “retained earnings” (with a corresponding credit to “additional paid-in-capital”) was $21,020.
In connection with RSUs that settled during the six month period ended June 30, 2026, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 2,524,123 shares of common stock during such six month period. Accordingly, 3,511,507 shares of common stock held by the Company were delivered during the six month period ended June 30, 2026.
The following is a summary of activity relating to RSUs during the six month period ended June 30, 2026:

	RSUs
	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	17,963,773	$44.03
Granted (including 442,243 RSUs relating to dividend participation)	8,484,681	$53.88
Forfeited	(537,626)	$49.67
Settled	(6,035,630)	$38.59
Balance, June 30, 2026	19,875,198	$49.74
The weighted-average grant date fair value of RSUs granted in the six month period ended June 30, 2025 was $53.28.
As of June 30, 2026, the total estimated unrecognized compensation expense related to RSUs was $515,575. The Company expects to expense such amounts over a weighted-average period of approximately 2.1 years subsequent to June 30, 2026.
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
SP-PIPRs are eligible to vest in three tranches (each, a “Tranche”) based on the achievement of service conditions and Tranche-specific common stock price milestones measured as of a specified anniversary of the original grant date, as described below. Their aggregate fair value at the original grant date, which, based on the estimated probability of achieving the common stock price milestones was approximately $33,900, is expensed over the requisite service periods.
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
The following is a summary of activity relating to all PIPRs during the six month period ended June 30, 2026:

	Ordinary PIPRs		TSR-PIPRs/ SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	4,084,294	$39.31	2,250,000	$16.12
Granted	1,239,506	$40.52	95,380	$39.74
Forfeited	–	$–	(236,996)	$20.07
Settled	(1,213,015)	$35.94	–	$–
Balance, June 30, 2026	4,110,785	$40.66	2,108,384	$16.74
Fair values shown above represent the weighted average as of grant date. The weighted-average grant date fair value of ordinary PIPRs granted in the six month period ended June 30, 2025 was $44.93.
Compensation expense recognized for PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of June 30, 2026, the total estimated unrecognized compensation expense of all profits interest participation rights was $59,670 and the Company expects to expense such amount over a weighted-average period of approximately 1.9 years subsequent to June 30, 2026.

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
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month period ended June 30, 2026:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2026	$33,501	$188,642
Granted	48,694	48,694
Settled	–	(126,114)
Amortization and the impact of forfeitures	(33,938)	(2,113)
Change in fair value of underlying investments	–	11,703
Other	(23)	(176)
Balance, June 30, 2026	$48,234	$120,636
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.8 years subsequent to June 30, 2026.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization and the impact of forfeitures	$16,432	$16,916	$31,825	$35,397
Change in the fair value of underlying investments	9,921	10,509	11,703	15,752
Total	$26,353	$27,425	$43,528	$51,149
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Amortization expense for the three month and six month periods ended June 30, 2026 was $3,153 and $7,154, respectively and $4,079 and $7,772 for the three month and six month periods ended June 30, 2025, respectively. The remaining prepaid compensation asset was $10,061 as of June 30, 2026.
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
The following table summarizes the components of net periodic benefit cost related to the Company’s pension plans for the three month and six month periods ended June 30, 2026 and 2025:

	Pension Plans
	Three Months Ended June 30,
	2026	2025
Components of Net Periodic Benefit Cost:
Service cost	$166	$191
Interest cost	5,481	5,724
Expected return on plan assets	(6,045)	(6,377)
Amortization of:
Prior service cost	326	318
Net actuarial loss	1,814	2,309
Net periodic benefit cost	$1,742	$2,165

	Pension Plans
	Six Months Ended June 30,
	2026	2025
Components of Net Periodic Benefit Cost:
Service cost	$336	$367
Interest cost	11,007	11,133
Expected return on plan assets	(12,122)	(12,349)
Amortization of:
Prior service cost	654	616
Net actuarial loss	3,646	4,117
Net periodic benefit cost	$3,521	$3,884
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
The Company recorded income tax provisions of $23,871 and $12,882 for the three month and six month periods ended June 30, 2026, respectively, and $31,764 and $24,410 for the three month and six month periods ended June 30, 2025, respectively, representing effective tax rates of 63.5%, 10.1%, 34.1%, and 16.5% respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share-based incentive compensation that vested in the first quarter and other discrete items, (ii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iii) change in the U.S. federal valuation allowance affecting the provision for income taxes and (iv) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.
16.    NET INCOME PER SHARE OF COMMON STOCK
The Company is required to utilize the “two-class” method of computing basic and diluted net income per share because the Company issued certain PIPRs which are treated as participating securities.
The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month and six month periods ended June 30, 2026 and 2025 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Lazard	$4,808	$55,346	$105,724	$115,721
Adjustment for earnings attributable to participating securities	(1,265)	(904)	(4,598)	(2,713)
Net income attributable to Lazard - basic	3,543	54,442	101,126	113,008
Adjustment for earnings attributable to participating securities	–	–	–	–
Net income attributable to Lazard - diluted	$3,543	$54,442	$101,126	$113,008
Weighted average number of shares of common stock outstanding	98,340,850	94,242,231	96,921,974	92,776,709
Weighted average number of shares of common stock issuable on a non-contingent basis	3,016,690	3,292,088	3,486,923	3,618,162
Weighted average number of shares of common stock outstanding - basic	101,357,540	97,534,319	100,408,897	96,394,871
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	5,983,813	7,377,314	6,655,766	8,475,322
Weighted average number of shares of common stock outstanding - diluted	107,341,353	104,911,633	107,064,663	104,870,193
Net income attributable to Lazard per share of common stock:
Basic	$0.03	$0.56	$1.01	$1.17
Diluted	$0.03	$0.52	$0.94	$1.08
__________________________________
(a)The aggregate weighted average number of incremental shares of common stock issuable from PIPRs for the three month and six month periods ended June 30, 2026 of 1,665,133 and 2,082,769, respectively, and for the three month and six month periods ended June 30, 2025 of 1,570,105 and 2,192,413, respectively, that could be potentially dilutive in future periods, have been excluded from the computation of diluted net income per share as the effect would be antidilutive in the respective periods.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
17.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $190,949 and $379,232 for the three month and six month periods ended June 30, 2026, respectively, and $147,367 and $285,425 for the three month and six month periods June 30, 2025, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $36,241 and $86,262 remained as receivables at June 30, 2026 and December 31, 2025, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.
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
The cumulative liability relating to our obligations under the TRA as of June 30, 2026 and December 31, 2025 was $46,814 and $57,051, respectively, and is recorded in “other liabilities” on the condensed consolidated statements of financial condition.
Other
See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
18.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2026, LFNY’s regulatory net capital was $115,522, which exceeded the minimum requirement by $111,986. LFNY’s aggregate indebtedness to net capital ratio was 0.46:1 as of June 30, 2026.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2026, the aggregate regulatory net capital of the U.K. Subsidiaries was $111,932, which exceeded the minimum requirement by $35,985.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2026, the consolidated regulatory net capital of CFLF was $160,712, which exceeded the minimum requirement set for regulatory capital levels by $56,906. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At March 31, 2026, the regulatory net capital of the combined European regulated group was $183,205, which exceeded the minimum requirement set for regulatory capital levels by $50,604. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2026, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $105,916, which exceeded the minimum required capital by $72,086.
At June 30, 2026, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
Segment revenue includes revenue from contracts with customers and other revenue.

	Three Months Ended June 30, 2026
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue - U.S. GAAP Basis	$450,167	$351,031	$6,471	$807,669
Adjusted Compensation and Benefits Expense	312,735	185,287	51,549	549,571
Adjusted Non-compensation Expense	59,141	71,596	40,983	171,720
Other Segment Items	(4,848)	(19,723)	3,368	(21,203)
Adjusted Operating Income (Loss)	$73,443	$74,425	$(82,693)	$65,175

Other Segment Disclosures:
Interest income (included in net revenue)	$1,243	$2,486	$3,522	$7,251
Depreciation and amortization of property (included in adjusted non-compensation expense)	$1,796	$1,376	$4,194	$7,366

	Six Months Ended June 30, 2026
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$809,735	$760,794	$(6,278)	$1,564,251
Adjusted Compensation and Benefits Expense	582,682	345,679	91,794	1,020,155
Adjusted Non-compensation Expense	110,226	135,399	74,770	320,395
Other Segment Items	(8,247)	(120,648)	24,093	(104,802)
Adjusted Operating Income (Loss)	$108,580	$159,068	$(148,749)	$118,899

Other Segment Disclosures:
Interest income (included in net revenue)	$2,643	$4,802	$7,618	$15,063
Depreciation and amortization of property (included in adjusted non-compensation expense)	$3,608	$2,826	$8,735	$15,169

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted Operating Income	$65,175	$108,232	$118,899	$182,249
Adjustments:
Operating income related to noncontrolling interests and similar arrangements (a)	8,923	5,970	8,569	7,583
Interest expense (b)	(22,430)	(21,095)	(45,158)	(42,064)
Other	–	(26)	–	(52)
Gain on sale and deconsolidation of Edgewater (c)	(2,482)	–	75,508	–
Expenses associated with senior management transition (d)	(2,775)	–	(19,433)	–
Expenses related to the pending acquisition of Campbell Lutyens (e)	(8,808)	–	(11,208)	–
Operating Income - U.S. GAAP Basis	$37,603	$93,081	$127,177	$147,716
__________________________________

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
(c)Represents a non-cash gain on the sale and deconsolidation of the Edgewater management vehicles.
(d)Represents expenses associated with the departure of certain executive officers.
(e)Represents expenses related to the pending acquisition of Campbell Lutyens (see Note 1).
20.    CONSOLIDATED VIEs
LFI Consolidated Funds
The Company’s consolidated VIEs as of June 30, 2026 and December 31, 2025 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $11,321 and $36,527 of LFI owned by Lazard Group as of June 30, 2026 and December 31, 2025, respectively, can only be used to settle the obligations of LFI Consolidated Funds.
The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$2,157	$1,028
Customers and other receivables	750	649
Investments	86,197	113,448
Other assets	573	527
Total assets	$89,677	$115,652

LIABILITIES
Deposits and other customer payables	$355	$267
Other liabilities	358	479
Total liabilities	$713	$746

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). All references to “2026,” “2025,” “second quarter,” “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2026 and 2025.
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
•competitive position;
•future acquisitions or other strategic transactions, the pending acquisition of Campbell Lutyens Holdings Limited (“Campbell Lutyens”) (including the consideration to be paid, the expected timing of consummation and the anticipated benefits to the transaction);
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Incr / (Decr)	2026	2025	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$1,246	$964	29%	$2,620	$1,802	45%
Number	8,719	10,491	(17)%	19,347	20,704	(7)%
Deals Greater than $500 million:
Value	$1,061	$757	40%	$2,210	$1,395	58%
Number	357	326	10%	730	640	14%
Announced M&A Transactions:
All deals:
Value	$1,758	$1,066	65%	$3,184	$2,200	45%
Number	9,824	11,155	(12)%	21,370	21,993	(3)%
Deals Greater than $500 million:
Value	$1,530	$840	82%	$2,706	$1,763	53%
Number	442	355	25%	829	701	18%
Completed Restructuring Transactions:
All deals:
Value	$43	$76	(43)%	$93	$172	(46)%
Number	52	100	(48)%	110	207	(47)%
____________________________________
Source: Dealogic as of July 2, 2026.
Another measure of global restructuring activity is the number of corporate defaults, which decreased during the first half of 2026 as compared to the first half of 2025. The number of defaulting issuers was 64 in the first half of 2026, according to Moody’s Investors Service, Inc., as compared to 68 in the first half of 2025.
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

Asset Management
The percentage change in major equity market indices at June 30, 2026, as compared to such indices at December 31, 2025 and at June 30, 2025 is shown in the table below:

	Percentage Changes June 30, 2026 vs.
	March 31, 2026	December 31, 2025	June 30, 2025
MSCI World Index	14%	10%	21%
Euro Stoxx	16%	12%	23%
MSCI Emerging Market	24%	24%	44%
S&P 500	15%	10%	22%
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
Operating Expenses
The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under Lazard’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”) and (b) LFI and other similar deferred compensation arrangements, (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments and cash retention awards. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels (including investment in strategic senior hires), estimated forfeiture rates, competitive pay conditions and the nature and level of revenues earned, as well as the mix between current and deferred compensation. See Note 13 of Notes to Condensed Consolidated Financial Statements.
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

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. We focus on a ratio of adjusted compensation and benefits expense to adjusted net revenue to manage costs, balancing a view of current conditions in the market for talent alongside our objective to drive long-term shareholder value. Our practice is to pay our employees competitively to foster retention and motivate performance and, in doing so, we look to the market for talent and other factors, which are typically correlated with industry revenues, but may vary year by year. At the same time, the amount of compensation we award in a particular year is, in part, deferred and amortized over the successive years. Increased competition for professionals, changes in the macroeconomic environment or the financial markets generally, lower adjusted net revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses, investments in our businesses or various other factors could prevent us from achieving our compensation objectives.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net Revenue	$807,669	$795,997	$1,564,251	$1,444,048
Operating Expenses:
Compensation and benefits	562,409	519,208	1,054,303	949,478
Non-compensation	207,657	183,708	382,771	346,854
Total operating expenses	770,066	702,916	1,437,074	1,296,332
Operating Income	37,603	93,081	127,177	147,716
Provision for income taxes	23,871	31,764	12,882	24,410
Net Income	13,732	61,317	114,295	123,306
Less - Net Income Attributable to Noncontrolling Interests	8,924	5,971	8,571	7,585
Net Income Attributable to Lazard	$4,808	$55,346	$105,724	$115,721
Operating Income, as a % of net revenue	4.7%	11.7%	8.1%	10.2%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Net Revenue:
Net revenue - U.S. GAAP basis	$807,669	$795,997	$1,564,251	$1,444,048
Adjustments:
Revenue related to noncontrolling interests and similar arrangements (a)	(9,269)	(12,000)	(12,895)	(18,011)
Gains related to LFI and other similar arrangements (b)	(9,921)	(10,509)	(11,703)	(15,752)
Distribution fees, reimbursable deal costs, provision for credit losses and other (c)	(26,925)	(24,717)	(49,854)	(39,298)
Interest expense (d)	22,430	21,095	45,158	42,064
Gain on sale and deconsolidation of Edgewater (e)	2,482	–	(75,508)	–
Total adjustments (f)	(21,203)	(26,131)	(104,802)	(30,997)
Adjusted net revenue (g)	$786,466	$769,866	1,459,449	1,413,051
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
(e)Represents a non-cash gain on the sale and deconsolidation of the Edgewater management vehicles.
(f)Total adjustments equal the “other segment items” in Note 19 of Notes to Condensed Consolidated Financial Statements.
(g)Adjusted net revenue is a non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$562,409	$519,208	$1,054,303	$949,478
Adjustments:
Compensation and benefits expense related to noncontrolling interests and similar arrangements (a)	(142)	(4,436)	(3,012)	(8,177)
Charges pertaining to LFI and other similar arrangements (b)	(9,921)	(10,509)	(11,703)	(15,752)
Expenses associated with senior management transition (c)	(2,775)	–	(19,433)	–
Adjusted compensation and benefits expense (d)	$549,571	$504,263	$1,020,155	$925,549
Adjusted compensation and benefits expense, as a % of adjusted net revenue (d)	69.9%	65.5%	69.9%	65.5%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Non-Compensation Expense:
Total non-compensation expense	$207,657	$183,708	$382,771	$346,854
Adjustments:
Non-compensation expense related to noncontrolling interests and similar arrangements (a)	(204)	(1,594)	(1,314)	(2,251)
Distribution fees, reimbursable deal costs, provision for credit losses and other (b)	(26,925)	(24,717)	(49,854)	(39,298)
Expenses related to the pending acquisition of Campbell Lutyens (c)	(8,808)	–	(11,208)	–
Other	–	(26)	–	(52)
Adjusted non-compensation expense (d)	$171,720	$157,371	$320,395	$305,253
Adjusted non-compensation expense, as a % of adjusted net revenue (d)	21.8%	20.4%	22.0%	21.6%
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
(c)Represents expenses related to the pending acquisition of Campbell Lutyens.
(d)Adjusted non-compensation expense and adjusted non-compensation expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Operating Income:
Operating income	$37,603	$93,081	$127,177	$147,716
Adjustments:
Operating income related to noncontrolling interests and similar arrangements	(8,923)	(5,970)	(8,569)	(7,583)
Interest expense	22,430	21,095	45,158	42,064
Other	–	26	–	52
Gain on sale and deconsolidation of Edgewater	2,482	–	(75,508)	–
Expenses associated with senior management transition	2,775	–	19,433	–
Expenses related to the pending acquisition of Campbell Lutyens	8,808	–	11,208	–
Adjusted operating income (a)	$65,175	$108,232	$118,899	$182,249
Adjusted operating income, as a % of adjusted net revenue (a)	8.3%	14.1%	8.1%	12.9%
____________________________________
(a)Adjusted operating income and adjusted operating income, as a percentage of adjusted net revenue are non-GAAP measures.

Headcount information is set forth below:

	As of
	June 30, 2026	December 31, 2025	June 30, 2025
Headcount:
Managing Directors:
Financial Advisory	226	216	204
Asset Management	131	124	129
Corporate	20	22	22
Total Managing Directors	377	362	355
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,359	1,358	1,312
Asset Management	1,124	1,160	1,140
Corporate	419	429	427
Total	3,279	3,309	3,234
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
Three Months Ended June 30, 2026 versus June 30, 2025
Net revenue increased $12 million, or 1%, with adjusted net revenue increasing $17 million, or 2%, as compared to the 2025 period. Investment banking and other advisory fees decreased $45 million, or 9%, as compared to the 2025 period. Asset management fees, including incentive fees, increased $59 million, or 22%, as compared to the 2025 period. In the aggregate, interest income, other revenue and interest expense decreased $3 million as compared to the 2025 period.
Compensation and benefits expense increased $43 million, or 8%, as compared to the 2025 period.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $550 million, an increase of $45 million, or 9%, as compared to $504 million in the 2025 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 69.9% for the 2026 period, as compared to 65.5% for the 2025 period.
Non-compensation expense, which includes $9 million of expenses related to the pending acquisition of Campbell Lutyens, increased $24 million, or 13%, as compared to the 2025 period. Adjusted non-compensation expense increased $14 million, or 9%, as compared to the 2025 period. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased fund administration and outsourced services and marketing and business development expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 21.8% for the 2026 period, as compared to 20.4% for the 2025 period.
Operating income decreased $55 million, or 60%, as compared to the 2025 period.
Adjusted operating income decreased $43 million, or 40%, as compared to the 2025 period, and, as a percentage of adjusted net revenue, was 8.3% for the 2026 period, as compared to 14.1% in the 2025 period.
The provision for income taxes reflects an effective tax rate of 63.5%, as compared to 34.1% for the 2025 period. The change in the effective tax rate compared to the 2025 period principally relates to changes in the geographic mix of earnings and certain elevated factors, including the effect of a current period catch-up adjustment from the tax benefit related to the vesting of share-based incentive compensation awards in the first quarter of 2026.
Net income attributable to noncontrolling interests increased $3 million, or 49%, as compared to the 2025 period.

The Company reported net income attributable to Lazard of $5 million, as compared to net income attributable to Lazard of $55 million in the 2025 period.
Six Months Ended June 30, 2026 versus June 30, 2025
Net revenue increased $120 million, or 8%, with adjusted net revenue increasing $46 million, or 3%, as compared to the 2025 period. Fee revenue from investment banking and other advisory activities decreased $48 million, or 6%, as compared to the 2025 period. Asset management fees, including incentive fees, increased $122 million, or 23%, as compared to the 2025 period. In the aggregate, interest income, other revenue and interest expense increased $46 million, as compared to the 2025 period primarily due to a non-cash gain of $76 million on the sale and deconsolidation of the Edgewater management vehicles in the 2026 period.
Compensation and benefits expense increased $105 million, or 11%, as compared to the 2025 period.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,020 million, an increase of $95 million, or 10%, as compared to $926 million in the 2025 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 69.9% for the 2026 period, as compared to 65.5% for the 2025 period.
Non-compensation expense, which includes $11 million of expenses related to the pending acquisition of Campbell Lutyens, increased $36 million, or 10%, as compared to the 2025 period. Adjusted non-compensation expense increased $15 million, or 5%, as compared to the 2025 period. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased fund administration and outsourced services, technology and information services and marketing and business development expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 22.0% for the 2026 period, as compared to 21.6% for the 2025 period.
Operating income decreased $21 million, or 14%, as compared to the 2025 period.
Adjusted operating income decreased $63 million, or 35%, as compared to the 2025 period, and, as a percentage of adjusted net revenue, was 8.1% for the 2026 period, as compared to 12.9% in the 2025 period.
The provision for income taxes reflects an effective tax rate of 10.1%, as compared to 16.5% for the 2025 period. The change in the effective tax rate compared to the 2025 period principally relates to the impact of discrete tax benefits for share-based incentive compensation awards during the first quarter and changes in the geographic mix of earnings.
Net income attributable to noncontrolling interests increased $1 million, or 13%, as compared to the 2025 period.
The Company reported net income attributable to Lazard of $106 million, as compared to net income attributable to Lazard of $116 million in the 2025 period.
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

Financial Advisory
The following table summarizes the adjusted operating results attributable to the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net revenue - U.S. GAAP basis	$450,167	$497,306	$809,735	$864,665
Adjustments:
Reimbursable deal costs, provision for credit losses and other	(4,848)	(5,952)	(8,247)	(3,771)
Interest expense	–	5	–	8
Total adjustments (a)	(4,848)	(5,947)	(8,247)	(3,763)
Adjusted net revenue (b)	445,319	491,359	801,488	860,902
Adjusted compensation and benefits expense	312,735	317,036	582,682	557,004
Adjusted non-compensation expense	59,141	52,426	110,226	104,987
Adjusted operating income (b)	$73,443	$121,897	$108,580	$198,911
Adjusted operating income, as a % of adjusted net revenue (b)	16.5%	24.8%	13.5%	23.1%
_______________________________________
(a)Total adjustments equal the “other segment items” in Note 19 of Notes to Condensed Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b)Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	93	99	160	177
Percentage of total Financial Advisory net revenue from top 10 clients	34%	36%	25%	26%
Number of M&A transactions completed with values greater than $500 million (a)	15	16	29	36
________________________________________
(a)Source: Dealogic as of July 2, 2026.

The geographical distribution of Financial Advisory adjusted net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory adjusted net revenue and therefore may not be reflective of the geography in which the clients are located.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	64%	56%	62%	60%
EMEA	36	43	38	39
Asia Pacific	–	1	–	1
Total	100%	100%	100%	100%
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
Three Months Ended June 30, 2026 versus June 30, 2025
Financial Advisory net revenue decreased $47 million, or 9%, as compared to the 2025 period. Financial Advisory adjusted net revenue decreased $46 million, or 9%, as compared to the 2025 period. The decreases in Financial Advisory net revenue and adjusted net revenue reflected lower fees from M&A transactions as compared to the 2025 period.
Adjusted compensation and benefits expense decreased $4 million, or 1%, as compared to the 2025 period, as increases related to our ongoing investment in strategic senior hires were more than offset by the effect of reduced revenues.
Adjusted non-compensation expense increased $7 million, or 13%, as compared to the 2025 period primarily due to an increase in travel and entertainment.
Adjusted operating income was $73 million, a decrease of $48 million, or 40%, as compared to adjusted operating income of $122 million in the 2025 period, and, as a percentage of adjusted net revenue, was 16.5%, as compared to 24.8% in the 2025 period.
Six Months Ended June 30, 2026 versus June 30, 2025
Financial Advisory net revenue decreased $55 million, or 6%, as compared to the 2025 period. Financial Advisory adjusted net revenue decreased $59 million, or 7%, as compared to the 2025 period. The decreases in Financial Advisory net revenue and adjusted net revenue reflected lower fees from M&A transactions as compared to the 2025 period.
Adjusted compensation and benefits expense increased $26 million, or 5%, as compared to the 2025 period, primarily driven by our ongoing investment in strategic senior hires.
Adjusted non-compensation expense increased $5 million, or 5%, as compared to the 2025 period primarily due to an increase in travel and entertainment and recruitment fees.

Adjusted operating income was $109 million, a decrease of $90 million, or 45%, as compared to adjusted operating income of $199 million in the 2025 period, and, as a percentage of adjusted net revenue, was 13.5%, as compared to 23.1% in the 2025 period.
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
The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies” in our Form 10-K):

	As of
	June 30, 2026	December 31, 2025 (a)
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$51,153	$41,146
Global / International	136,748	117,746
U.S.	26,467	25,580
Total Equity	214,368	184,472
Fixed Income	34,977	35,065
Multi Asset	24,480	24,783
Alternative Investments	10,825	9,980
Total AUM	$284,650	$254,300
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.
Total AUM at June 30, 2026 was $285 billion, an increase of $31 billion, or 12%, as compared to total AUM of $254 billion at December 31, 2025 primarily due to market appreciation and net inflows and an increase attributable to acquiring a controlling interest in Elaia Partners, a venture capital asset management entity (“Elaia”), partially offset by foreign exchange depreciation and the sale and deconsolidation of the Edgewater management vehicles. Average AUM for the second quarter of 2026 increased 17% as compared to the three month period ended June 30, 2025, and average AUM for the first six months of 2026 increased 16% as compared to the six month period ended June 30, 2025.
As of both June 30, 2026 and December 31, 2025, approximately 46% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, pension funds, insurance companies, Endowments and Foundations (E&F)/Healthcare and also includes certain Family Office clients. As of June 30, 2026, approximately 45% of our AUM was managed on behalf of financial intermediary clients, including banks, mutual fund sponsors, sub-advisory relationships, broker-dealers, wealth platforms, registered investment advisors (RIAs), and other investors in pooled vehicles as compared to approximately 44% as of December 31, 2025. As of June 30, 2026, approximately 9% of our AUM was managed on behalf of individual client relationships, compared to approximately 10% as of December 31, 2025.

As of June 30, 2026, AUM with foreign currency exposure represented approximately 68% of our total AUM as compared to 67% at December 31, 2025. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.
The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Acquisitions/Divestitures (a)	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$193,049	$10,998	$(12,772)	$(1,774)	$–	$23,735	$(642)	$214,368
Fixed Income	34,423	1,752	(2,223)	(471)	–	1,221	(196)	34,977
Multi Asset	23,113	632	(764)	(132)	–	1,690	(191)	24,480
Alternative Investments	8,602	1,142	(379)	763	1,033	465	(38)	10,825
Total	$259,187	$14,524	$(16,138)	$(1,614)	$1,033	$27,111	$(1,067)	$284,650
______________________________________
(a)Related to the acquisition of a controlling interest in and consolidation of Elaia.
For the three months ended June 30, 2026, net flows were primarily driven by the US Equity and Alternative Investments platforms.

	Six Months Ended June 30, 2026 (a)
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Acquisitions/Divestitures (b)	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$184,472	$30,438	$(23,352)	$7,086	$–	$25,415	$(2,605)	$214,368
Fixed Income	35,065	3,963	(4,156)	(193)	–	817	(712)	34,977
Multi Asset	24,783	1,181	(1,572)	(391)	–	713	(625)	24,480
Alternative Investments	9,980	1,536	(647)	889	(459)	520	(105)	10,825
Total	$254,300	$37,118	$(29,727)	$7,391	$(459)	$27,465	$(4,047)	$284,650
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.
(b)Related to the sale and deconsolidation of the Edgewater management vehicles and the acquisition of a controlling interest in and consolidation of Elaia.
For the six months ended June 30, 2026, net flows were primarily driven by the Global/International Equity and Alternative Investments platforms.

	Three Months Ended June 30, 2025 (a)
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Acquisitions/Divestitures	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$163,330	$14,522	$(13,649)	$873	$–	$10,745	$4,692	$179,640
Fixed Income	32,287	1,888	(2,098)	(210)	–	561	1,896	34,534
Multi Asset	22,990	627	(880)	(253)	–	533	1,560	24,830
Alternative Investments	8,820	442	(175)	267	–	47	222	9,356
Total	$227,427	$17,479	$(16,802)	$677	$–	$11,886	$8,370	$248,360
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.

	Six Months Ended June 30, 2025 (a)
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Acquisitions/Divestitures	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,901	$22,153	$(23,251)	$(1,098)	$–	$10,922	$6,915	$179,640
Fixed Income	32,730	3,933	(5,777)	(1,844)	–	861	2,787	34,534
Multi Asset	22,133	1,277	(1,624)	(347)	–	759	2,285	24,830
Alternative Investments	8,557	750	(443)	307	–	169	323	9,356
Total	$226,321	$28,113	$(31,095)	$(2,982)	$–	$12,711	$12,310	$248,360
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.
Average AUM for the three month and six month periods ended June 30, 2026 and 2025 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended June 30, (a)		Six Months Ended June 30, (a)
	2026	2025	2026	2025
	($ in millions)
Average AUM by Asset Class:
Equity	$210,297	$172,472	$202,621	$169,369
Fixed Income	35,398	33,307	35,337	33,292
Multi Asset	23,784	23,555	23,997	22,978
Alternative Investments	9,637	9,218	9,211	8,981
Total Average AUM	$279,116	$238,552	$271,166	$234,620
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.

The following table summarizes the adjusted operating results attributable to the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net revenue - U.S. GAAP basis	$351,031	$292,478	$760,794	$580,578
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(147)	(5,225)	(3,593)	(12,075)
Distribution fees and other	(22,077)	(18,765)	(41,607)	(35,527)
Interest expense	19	3	60	9
Gain on sale and deconsolidation of Edgewater (a)	2,482	–	(75,508)	–
Total adjustments (b)	$(19,723)	$(23,987)	$(120,648)	$(47,593)
Adjusted net revenue (c)	331,308	268,491	640,146	532,985
Adjusted compensation and benefits expense	185,287	139,655	345,679	282,482
Adjusted non-compensation expense	71,596	63,597	135,399	122,808
Adjusted operating income (c)	$74,425	$65,239	$159,068	$127,695
Adjusted operating income, as a % of adjusted net revenue (c)	22.5%	24.3%	24.8%	24.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	45%	42%	43%	41%
EMEA	40	44	42	45
Asia Pacific	15	14	15	14
Total	100%	100%	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended June 30, 2026 versus June 30, 2025
Asset Management net revenue increased $59 million, or 20%, as compared to the 2025 period. Asset Management adjusted net revenue increased $63 million, or 23%, as compared to the 2025 period. Management fees, on an adjusted basis, were $310 million, an increase of $58 million, or 23%, as compared to $252 million in the 2025 period primarily due to an increase in average AUM and product mix. Incentive fees, on an adjusted basis, were $5 million, an increase of $1 million as compared to $4 million in the 2025 period. Other revenue, on an adjusted basis, was $16 million, an increase of $3 million as compared to $13 million in the 2025 period.
Adjusted compensation and benefits expense increased $46 million, or 33%, as compared to the 2025 period primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense increased $8 million, or 13%, as compared to the 2025 period primarily due to higher mutual fund servicing fees, which were largely driven by an increase in AUM.
Asset Management adjusted operating income was $74 million, an increase of $9 million, or 14%, as compared to adjusted operating income of $65 million in the 2025 period, and, as a percentage of adjusted net revenue, was 22.5%, as compared to 24.3% in the 2025 period.
Six Months Ended June 30, 2026 versus June 30, 2025
Asset Management net revenue, which included a non-cash gain of $76 million on the sale and deconsolidation of the Edgewater management vehicles in the first quarter of 2026, increased $180 million, or 31%, as compared to the 2025 period. Asset Management adjusted net revenue increased $107 million, or 20%, as compared to the 2025 period. Management fees, on an adjusted basis, were $606 million, an increase of $116 million, or 24%, as compared to $490 million in the 2025 period primarily due to an increase in average AUM and product mix. Incentive fees, on an adjusted basis, were $17 million, an increase of $4 million as compared to $13 million in the 2025 period. Other revenue, on an adjusted basis, was $17 million, a decrease of $13 million as compared to $31 million in the 2025 period.
Adjusted compensation and benefits expense increased $63 million, or 22%, as compared to the 2025 period primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense increased $13 million, or 10%, as compared to the 2025 period primarily due to higher mutual fund servicing fees, which were largely driven by an increase in AUM, and investments in technology.
Asset Management adjusted operating income was $159 million, an increase of $31 million, or 25%, as compared to adjusted operating income of $128 million in the 2025 period, and, as a percentage of adjusted net revenue, was 24.8%, as compared to 24.0% in the 2025 period.
Corporate
The following table summarizes the reported adjusted operating results attributable to the Corporate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net revenue (loss) - U.S. GAAP basis	$6,471	$6,213	$(6,278)	$(1,195)
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(9,122)	(6,775)	(9,302)	(5,936)
Gains related to LFI and other similar arrangements	(9,921)	(10,509)	(11,703)	(15,752)
Interest expense	22,411	21,087	45,098	42,047
Total adjustments (a)	3,368	3,803	24,093	20,359
Adjusted net revenue (b)	9,839	10,016	17,815	19,164
Adjusted compensation and benefits expense	51,549	47,572	91,794	86,063
Adjusted non-compensation expense	40,983	41,348	74,770	77,458
Adjusted operating loss (b)	$(82,693)	$(78,904)	$(148,749)	$(144,357)
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
Three Months Ended June 30, 2026 versus June 30, 2025
Corporate net revenue and Corporate adjusted net revenue were substantially the same as compared to the 2025 period.
Adjusted compensation and benefits expense, including centrally managed costs, increased $4 million, or 8%, as compared to the 2025 period.
Adjusted non-compensation expense, including centrally managed costs, was substantially the same as compared to the 2025 period.
Six Months Ended June 30, 2026 versus June 30, 2025
Corporate net revenue decreased $5 million as compared to the 2025 period. Corporate adjusted net revenue decreased $1 million, or 7%, as compared to the 2025 period.
Adjusted compensation and benefits expense, including centrally managed costs, increased $6 million, or 7%, as compared to the 2025 period.
Adjusted non-compensation expense, including centrally managed costs, decreased $3 million, or 3%, as compared to the 2025 period.
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

Summary of Cash Flows:

	Six Months Ended June 30,
	2026	2025
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$114	$123
Adjustments to reconcile net income to net cash provided by operating activities (a)	235	265
Other operating activities (b)	(365)	(556)
Net cash used in operating activities	(16)	(168)
Investing activities	(51)	(49)
Financing activities (c)	(278)	(231)
Effect of exchange rate changes	(23)	87
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(368)	(361)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,671	1,609
End of Period	$1,303	$1,248
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
We regularly monitor our liquidity position, including cash levels, lease obligations, investments and related hedges, credit lines, commitments related to business acquisitions (see Recent Developments) and principal investments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock, compensation and other matters relating to liquidity and compliance with regulatory net capital requirements. At June 30, 2026, Lazard had approximately $1,100 million of cash and cash equivalents, including approximately $553 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings and we expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of June 30, 2026, the Company’s remaining lease obligations were $42 million for 2026 (July 1 through December 31), $162 million from 2027 through 2028, $145 million from 2029 through 2030 and $206 million from 2031 through 2039. In addition, as discussed in Note 11 of Notes to Condensed Consolidated Financial Statements, we entered into a lease agreement for additional office facilities that have not yet commenced, with aggregate undiscounted future lease payments of approximately $100 million.
As of June 30, 2026, Lazard had approximately $210 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement, among Lazard Group LLC, the banks from time to time party thereto and Citibank, N.A., as Administrative Agent (as amended from time to time, the “Second Amended and Restated Credit Agreement”).
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group LLC not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. No amounts were outstanding under the Second Amended and Restated Credit Agreement as of June 30, 2026.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2026, the Company was in compliance with all financial and nonfinancial provisions.
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

Senior Debt
The table below sets forth our corporate indebtedness as of June 30, 2026 and December 31, 2025. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		June 30, 2026			December 31, 2025
Senior Debt	Annual Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2028 Senior Notes	4.50%	$500.0	$2.3	$497.7	$500.0	$2.8	$497.2
Lazard Group 2029 Senior Notes	4.375%	500.0	2.5	497.5	500.0	3.0	497.0
Lazard Group 2031 Senior Notes	6.00%	400.0	3.1	396.9	400.0	3.4	396.6
Lazard Group 2035 Senior Notes	5.625%	300.0	2.6	297.4	300.0	2.8	297.2
		$1,700.0	$10.5	$1,689.5	$1,700.0	$12.0	$1,688.0
The indenture and supplemental indentures relating to Lazard Group LLC’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2026, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
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

Stockholders’ Equity
At June 30, 2026, total stockholders’ equity was $905 million, as compared to $906 million at December 31, 2025, including $914 million and $869 million attributable to Lazard, Inc. on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2026 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2026	$906
Increase (decrease) due to:
Net income (a)	106
Other comprehensive loss	(7)
Amortization of share-based incentive compensation	233
Purchase of common stock	(52)
Settlement of share-based incentive compensation (b)	(132)
Common stock dividends	(96)
Sale and deconsolidation of business	(47)
Other - net	(6)
Stockholders’ Equity - June 30, 2026	$905
________________________________________
(a)Excludes net loss associated with redeemable noncontrolling interests of $9 million.
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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2025	859,849	$46.44
2026	1,180,585	$43.79
As of June 30, 2026, a total of $57 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program which will expire on December 31, 2026.
On July 22, 2026, the Board of Directors authorized additional share repurchases of $200 million, which expire as of December 31, 2028, bringing the total outstanding share repurchase authorization to approximately $257 million.
During the six month period ended June 30, 2026, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
On July 22, 2026, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on August 14, 2026 to stockholders of record on August 3, 2026.
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

Income Taxes
As part of the process of preparing our consolidated financial statements, we estimate our income taxes for each of our tax-paying entities in its respective jurisdiction. In addition to estimating actual current tax liabilities for these jurisdictions, we also must account for the tax effects of differences between the financial reporting and tax reporting of items, such as basis adjustments, compensation and benefits expense, and depreciation and amortization. Differences which are temporary in nature result in deferred tax assets and liabilities. Significant judgment is required in determining our interim and annual provisions for income taxes, our deferred tax assets and liabilities, any valuation allowance recorded against our deferred tax assets and our unrecognized tax benefits.
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
In addition to the discussion above regarding deferred tax assets and associated valuation allowances, as well as unrecognized tax benefit liability estimates, other factors affect our interim and annual provisions for income taxes, including changes in the geographic mix of our business, the level of our projected and actual annual pre-tax income, transfer pricing and intercompany transactions.
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
Seed investments held in entities in which the Company maintained a controlling financial interest were $146 million in twelve entities as of June 30, 2026, as compared to $183 million in thirteen entities as of December 31, 2025. LFI investments held in entities in which the Company maintained a controlling financial interest were $31 million in nine entities as of June 30, 2026, as compared to $63 million in nine entities as of December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 20 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in

“investments” on the condensed consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.
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
Data relating to investments is set forth below:

	June 30, 2026	December 31, 2025
	($ in thousands)
Seed investments by asset class:
Debt	$1,752	$1,729
Equity (a)	246,872	215,237
Fixed income	21,945	24,493
Alternative investments	22,621	29,856
Private equity	9,679	20,144
Total seed investments	302,869	291,459
Other investments owned:
Private equity	13,594	7,468
Other	1,687	1,653
Total other investments owned	15,281	9,121
Subtotal	318,150	300,580
Private equity consolidated, not owned	–	21,493
Equity method	6,307	18,752
LFI	216,177	285,021
Total investments	$540,634	$625,846
_______________________

(a)At June 30, 2026 and December 31, 2025, seed investments in directly owned equity securities were invested as follows:

	June 30, 2026	December 31, 2025
Percentage invested in:
Financials	17%	17%
Consumer	24	28
Industrial	15	14
Technology	26	23
Other	18	18
Total	100%	100%
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
Equity Market Price Risk—At June 30, 2026 and December 31, 2025, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $286 million and $259 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.9 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively, in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At June 30, 2026 and December 31, 2025, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $19 million and $22 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net decrease of approximately $0.5 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At June 30, 2026 and December 31, 2025, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and private equity investments was $126 million and $114 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $2.7 million and $2.0 million in the carrying value of such investments as of June 30, 2026 and December 31, 2025, respectively, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2026 and December 31, 2025, the Company’s exposure to changes in fair value of such investments was approximately $23 million and $28 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.3 million and $2.8 million, respectively, in the carrying value of such investments as of June 30, 2026 and December 31, 2025.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At June 30, 2026, total receivables amounted to $765 million, net of an allowance for credit losses of $24 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 76% and 24% of total receivables, respectively. At December 31, 2025, total receivables amounted to $898 million, net of an allowance for credit losses of $23 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 79% and 21% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At both June 30, 2026 and December 31, 2025, customers and other receivables included $142 million. Such LFB loans are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $2 million and $0.5 million at June 30, 2026 and December 31, 2025, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $20 million and $30 million at June 30, 2026 and December 31, 2025, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $121 million and $189 million at June 30, 2026 and December 31, 2025, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents typically bear interest at market interest rates. Based on account balances as of June 30, 2026, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $11 million in the event interest rates were to increase by 1% and decrease by approximately $11 million if rates were to decrease by 1%.
As of June 30, 2026, the Company’s cash and cash equivalents totaled approximately $1,100 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) overnight reverse repurchase agreements and (iv) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Repurchases of Equity Securities
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the second quarter of 2026. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2026
Share Repurchase Program (1)	–	$–	–	$107.3	million
Employee Tax Withholding Transactions (2)	–	$–
May 1 – May 31, 2026
Share Repurchase Program (1)	–	$–	–	$107.3	million
Employee Tax Withholding Transactions (2)	3,160	$45.36
June 1 – June 30, 2026
Share Repurchase Program (1)	1,139,083	$43.89	1,139,083	$57.3	million
Employee Tax Withholding Transactions (2)	80,235	$47.84
Total
Share Repurchase Program (1)	1,139,083	$43.89	1,139,083	$57.3	million
Employee Tax Withholding Transactions (2)	83,395	$47.74
____________________

(1)The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below as of June 30, 2026.

Date	Repurchase Authorization	Expiration
	($ in thousands)
July 2024	$200,000	December 31, 2026
The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under the 2018 Plan, as amended. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions, including those with employees. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below. As of June 30, 2026, a total of $57 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
On July 22, 2026, the Board of Directors authorized additional share repurchases of $200 million, which expire as of December 31, 2028, bringing the total outstanding share repurchase authorization to approximately $257 million.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended June 30, 2026, the Company satisfied such obligations in lieu of issuing 83,395 shares of common stock upon the settlement of 235,365 of RSUs.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the three months ended June 30, 2026, certain directors and officers of the Company adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, as set forth in the table below:

			Trading Arrangement
	Action	Date	Rule 10b5-1 (a)	Non-Rule 10b5-1 (b)	Total Shares to be Sold (c)	Expiration Date
Peter R. Orszag (Chief Executive Officer and Chairman)	Adopt	May 22, 2026	x		84,103	March 31, 2027
Tracy Farr (Chief Financial Officer)	Adopt	June 8, 2026	x		3,476 (d)	March 31, 2027
Christopher Hogbin (Chief Executive Officer of Lazard Asset Management)	Adopt	May 22, 2026	x		10,228 (d)	March 31, 2027
Christian A. Weideman (General Counsel)	Adopt	May 22, 2026	x		14,169	March 31, 2027
____________________
(a)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(b)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

(c)Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 trading arrangement. The actual number of shares sold will be dependent on the terms of, and the satisfaction of the conditions as set forth in, the written plan. Sales of the shares pursuant to the plan, together with any incremental sales to the Company, are intended to cover estimated taxes and other personal expenditures.
(d)The Rule 10b5-1 trading arrangement includes the sale of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events.
During the three months ended June 30, 2026, no other directors or and no other officers of the Company entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Lazard securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

3.2
Certificate of Amendment, dated May 22, 2026, to the Certificate of Incorporation of Lazard, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on May 22, 2026).

3.3
Amended and Restated By-laws of Lazard, Inc. effective as of May 22, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on May 22, 2026).

10.1*
Fourth Amendment to the Lazard, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on May 22, 2026).

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
Dated: July 28, 2026

LAZARD, INC.

By:	/s/ Tracy Farr
Name:	Tracy Farr
Title:	Chief Financial Officer

By:	/s/ Michael Gathy
Name:	Michael Gathy
Title:	Chief Accounting Officer