Form 10-Q
period 2026-09-30
Lazard, Inc.
filed 2026-10-26
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2026, there were 109,783,028 shares of the Registrant’s common stock outstanding (including 12,120,709 shares held in treasury by subsidiaries).

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
i

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

Page
Condensed Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025	2

Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2026 and 2025	4

Condensed Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 2026 and 2025	5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2026 and 2025	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the three month and nine month periods ended September 30, 2026 and 2025	8

Notes to Condensed Consolidated Financial Statements	12

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2026 AND DECEMBER 31, 2025
(UNAUDITED)
(dollars in thousands, except for per share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$1,263,956	$1,469,416
Deposits with banks and short-term investments	182,451	167,134
Restricted cash	6,329	34,021
Receivables (net of allowance for credit losses of $25,177 and $22,884 at September 30, 2026 and December 31, 2025, respectively):
Fees	606,427	706,220
Customers and other	236,580	191,566
	843,007	897,786
Investments (including $36,916 and $48,966 pledged at September 30, 2026 and December 31, 2025, respectively)	520,773	625,846
Property (net of accumulated amortization and depreciation of $298,800 and $286,235 at September 30, 2026 and December 31, 2025, respectively)	151,260	168,005
Operating lease right-of-use assets	398,151	412,584
Goodwill and other intangible assets (net of accumulated amortization of $3,959 and $67,711 at September 30, 2026 and December 31, 2025, respectively)	451,805	395,262
Deferred tax assets	453,721	449,531
Other assets	276,457	316,687
Total Assets	$4,547,910	$4,936,272

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2026 AND DECEMBER 31, 2025
(UNAUDITED)
(dollars in thousands, except for per share data)

	September 30, 2026	December 31, 2025
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$368,787	$330,852
Accrued compensation and benefits	495,661	794,754
Operating lease liabilities	470,755	485,149
Senior debt	1,690,252	1,688,086
Deferred tax liabilities	7,643	1,368
Other liabilities	465,120	651,395
Total Liabilities	3,498,218	3,951,604
Commitments and contingencies
Redeemable noncontrolling interests	109,207	78,379
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	–	–
Common stock:
Par value $0.01 per share (500,000,000 shares authorized; 109,783,028 and 111,728,757 shares issued at September 30, 2026 and December 31, 2025, respectively, including shares held in treasury)	1,098	1,117
Additional paid-in-capital	219,424	306,425
Retained earnings	1,477,967	1,517,571
Accumulated other comprehensive loss, net of tax	(275,422)	(271,509)
	1,423,067	1,553,604
Common stock held in treasury, at cost (12,120,709 and 17,822,122 shares at September 30, 2026 and December 31, 2025, respectively)	(474,281)	(684,411)
Total Lazard Stockholders’ Equity	948,786	869,193
Noncontrolling interests	(8,301)	37,096
Total Stockholders’ Equity	940,485	906,289
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,547,910	$4,936,272

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
(UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Investment banking and other advisory fees	$467,781	$425,895	$1,273,379	$1,279,488
Asset management fees	347,019	308,038	1,009,214	848,259
Interest income	6,968	7,660	22,031	28,529
Other	14,609	29,171	141,352	100,812
Total revenue	836,377	770,764	2,445,976	2,257,088
Interest expense	22,206	22,686	67,554	64,962
Net revenue	814,171	748,078	2,378,422	2,192,126
OPERATING EXPENSES
Compensation and benefits	568,983	498,212	1,623,286	1,447,690
Occupancy and equipment	33,921	31,908	99,148	101,024
Marketing and business development	27,547	26,085	90,617	83,409
Technology and information services	49,834	48,862	150,742	144,350
Professional services	22,322	20,951	75,879	64,377
Fund administration and outsourced services	41,291	32,390	112,861	88,989
Benefit pursuant to tax receivable agreement obligation	–	(20,146)	–	(20,146)
Other	15,521	14,886	43,960	39,787
Total operating expenses	759,419	653,148	2,196,493	1,949,480
OPERATING INCOME	54,752	94,930	181,929	242,646
Provision for income taxes	25,082	21,430	37,964	45,840
NET INCOME	29,670	73,500	143,965	196,806
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	510	2,253	9,081	9,838
NET INCOME ATTRIBUTABLE TO LAZARD	$29,160	$71,247	$134,884	$186,968
ATTRIBUTABLE TO LAZARD COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	101,030,518	98,112,393	100,616,105	96,967,379
Diluted	107,284,701	108,001,762	107,138,010	105,914,050
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.27	$0.71	$1.28	$1.88
Diluted	$0.26	$0.65	$1.20	$1.72

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME	$29,670	$73,500	$143,965	$196,806
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments (net of tax expense (benefit) of $8 and $3,200 for the three months ended September 30, 2026 and 2025, respectively, and $(595) and $3,200 for the nine months ended September 30, 2026 and 2025, respectively)	2,490	(8,838)	(12,524)	61,243
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(153) and $628 for the three months ended September 30, 2026 and 2025, respectively, and $1,214 and $(3,710) for the nine months ended September 30, 2026 and 2025, respectively)	(809)	2,961	3,708	(12,856)
Adjustment for items reclassified to earnings (net of tax expense of $526 and $554 for the three months ended September 30, 2026 and 2025, respectively, and $1,573 and $1,646 for the nine months ended September 30, 2026 and 2025, respectively)	1,621	1,831	4,874	5,472
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3,302	(4,046)	(3,942)	53,859
COMPREHENSIVE INCOME	32,972	69,454	140,023	250,665
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	481	2,254	9,052	9,905
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD	$32,491	$67,200	$130,971	$240,760

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,965	$196,806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred expenses and share-based incentive compensation	407,157	359,051
Noncash lease expense	47,255	49,587
Depreciation and amortization of property	22,556	25,549
Deferred tax benefit	(3,655)	(2,363)
Gain on sale and deconsolidation of business	(75,508)	–
Benefit pursuant to tax receivable agreement	–	(20,146)
Other adjustments	(1,784)	(8,566)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	59,589	45,582
Investments	53,462	(14,133)
Other assets	(22,978)	(7,858)
Accrued compensation and benefits and other liabilities	(329,471)	(503,882)
Net cash provided by operating activities	300,588	119,627
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(11,741)	(28,366)
Purchase and consolidation of business, net of cash acquired	(1,809)	–
Sale and deconsolidation of business, net of cash proceeds	(46,226)	–
Proceeds from sale of property	3,558	–
Proceeds from (payments for) customer loans, net	(12,757)	(37,250)
Other investing activities	(9)	1,666
Net cash used in investing activities	(68,984)	(63,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) customer deposits, net	(8,566)	12,477
Proceeds from:
Issuance of senior debt	–	300,000
Contributions from noncontrolling interests	151	1,466
Payments for:
Extinguishment of senior debt	–	(298,354)
Distributions to noncontrolling interests	(1,879)	(2,049)
Tax receivable agreement obligation	(10,237)	–
Purchase of common stock	(84,988)	(41,012)
Common stock dividends	(144,935)	(139,203)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(135,794)	(114,783)
LFI Consolidated Funds redemptions	(28,591)	(30,232)
Other financing activities	(13,044)	(17,269)
Net cash used in financing activities	(427,883)	(328,959)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(21,556)	86,957
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(217,835)	(186,325)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,670,571	1,609,368
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—September 30	$1,452,736	$1,423,043

See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,263,956	$1,469,416
Deposits with banks and short-term investments	182,451	167,134
Restricted cash	6,329	34,021
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,452,736	$1,670,571

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2026
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - July 1, 2026	110,548,172	$1,105	$195,119	$1,505,836	$(278,753)	13,097,600	$(509,002)	$914,305	$(9,773)	$904,532	$111,286
Comprehensive income (loss):
Net income				29,160				29,160	–	29,160	510
Other comprehensive income (loss) - net of tax					3,331			3,331		3,331	(26)
Amortization of share-based incentive compensation			101,796					101,796	1,554	103,350
Dividend equivalents			8,220	(8,302)				(82)	(2,743)	(2,825)
Common stock dividends ($0.50 per share)				(48,727)				(48,727)		(48,727)
Purchase and cancellation of common stock	(765,144)	(7)	(29,829)			–	(3,458)	(33,294)		(33,294)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $8,290			(55,485)			(976,891)	38,179	(17,306)	2,661	(14,645)
Business acquisitions and related equity transactions:
Common stock issuable			158					158		158
Distributions to noncontrolling interests, net									–	–	(6)
LFI Consolidated Funds											(3,104)
Purchase and consolidation of business (a)			(555)					(555)		(555)	547
Balance - September 30, 2026	109,783,028	$1,098	$219,424	$1,477,967	$(275,422)	12,120,709	$(474,281)	$948,786	$(8,301)	$940,485	$109,207
____________________
(a) See Notes 9 and 12.

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2026
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2026	111,728,757	$1,117	$306,425	$1,517,571	$(271,509)	17,822,122	$(684,411)	$869,193	$37,096	$906,289	$78,379
Comprehensive income (loss):
Net income				134,884				134,884	2	134,886	9,079
Other comprehensive loss - net of tax					(3,913)			(3,913)		(3,913)	(29)
Amortization of share-based incentive compensation			332,321					332,321	4,307	336,628
Dividend equivalents			29,240	(29,553)				(313)	(8,202)	(8,515)
Common stock dividends ($1.50 per share)				(144,935)				(144,935)		(144,935)
Purchase and cancellation of common stock	(1,945,729)	(19)	(75,478)			–	(9,491)	(84,988)		(84,988)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $10,592			(371,934)			(5,701,413)	219,621	(152,313)	5,927	(146,386)
Business acquisitions and related equity transactions:
Common stock issuable			1,393					1,393		1,393
Contributions from (distributions to) noncontrolling interests, net									85	85	(1,813)
LFI Consolidated Funds											(12,730)
Sale and deconsolidation of business (a)									(47,002)	(47,002)
Purchase and consolidation of business (b)			(2,543)					(2,543)	(514)	(3,057)	36,321
Balance - September 30, 2026	109,783,028	$1,098	$219,424	$1,477,967	$(275,422)	12,120,709	$(474,281)	$948,786	$(8,301)	$940,485	$109,207
____________________
(a) See Note 1.
(b) See Notes 9 and 12.
(

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2025
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - July 1, 2025	112,766,091	$1,128	$191,132	$1,507,082	$(268,903)	18,408,649	$(693,298)	$737,141	$44,881	$782,022	$83,578
Comprehensive income (loss):
Net income (loss)				71,247				71,247	(699)	70,548	2,952
Other comprehensive income (loss) - net of tax					(4,047)			(4,047)	1	(4,046)
Amortization of share-based incentive compensation			95,059					95,059	1,064	96,123
Dividend equivalents			8,311	(8,425)				(114)	(2,717)	(2,831)
Common stock dividends ($0.50 per share)				(47,179)				(47,179)		(47,179)
Purchase and cancellation of common stock	(19,485)	(1)	(1,083)					(1,084)		(1,084)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $2,195			(34,333)			(539,857)	20,370	(13,963)	–	(13,963)
Distributions to noncontrolling interests, net									(1,832)	(1,832)
LFI Consolidated Funds											(8,012)
Other									(3,594)	(3,594)
Balance - September 30, 2025	112,746,606	$1,127	$259,086	$1,522,725	$(272,950)	17,868,792	$(672,928)	$837,060	$37,104	$874,164	$78,518

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2025
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held In Treasury		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2025	112,766,091	$1,128	$293,884	$1,501,577	$(326,742)	22,467,315	$(838,069)	$631,778	$48,914	$680,692	$79,629
Comprehensive income:
Net income				186,968				186,968	1,693	188,661	8,145
Other comprehensive income - net of tax					53,792			53,792	67	53,859
Amortization of share-based incentive compensation			275,674					275,674	4,574	280,248
Dividend equivalents			25,913	(26,617)				(704)	(12,445)	(13,149)
Common stock dividends ($1.50 per share)				(139,203)				(139,203)		(139,203)
Purchase and cancellation of common stock	(19,485)	(1)	(1,083)			859,849	(39,928)	(41,012)		(41,012)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $12,942			(333,198)			(5,500,341)	206,996	(126,202)	(1,522)	(127,724)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235	–	1,235
Distributions to noncontrolling interests, net									(583)	(583)
LFI Consolidated Funds											(9,256)
Other			(3,339)			41,969	(1,927)	(5,266)	(3,594)	(8,860)
Balance - September 30, 2025	112,746,606	$1,127	$259,086	$1,522,725	$(272,950)	17,868,792	$(672,928)	$837,060	$37,104	$874,164	$78,518

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
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), as of September 30, 2026 and December 31, 2025. Lazard, Inc., through its control of the managing members of Lazard Group LLC, controls Lazard Group, which is governed by a Third Amended and Restated Operating Agreement (the “Operating Agreement”).
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
The condensed consolidated results of operations for the three month and nine month periods ended September 30, 2026 are not indicative of the results to be expected for any future interim or annual period.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following tables present the effect of the change in accounting principle and its impact on key components of the Company's condensed consolidated statements of financial condition and condensed consolidated statements of changes in stockholders’ equity and redeemable noncontrolling interests:

	December 31, 2025
	As Reported	As Adjusted	Effect of Change
Deferred tax assets	$459,087	$449,531	$(9,556)
Other assets (a)	311,593	316,687	5,094

Stockholders' Equity:
Additional paid-in-capital	$340,351	$306,425	$(33,926)
Retained earnings	1,488,107	1,517,571	29,464
Total Lazard Stockholders' Equity	873,655	869,193	(4,462)
Total Stockholders' Equity	910,751	906,289	(4,462)

	Three Months Ended September 30, 2025
	As Reported	As Adjusted	Effect of Change
Additional Paid-In-Capital:
Balance - July 1, 2025	$225,058	$191,132	$(33,926)
Balance - September 30, 2025	293,012	259,086	(33,926)

Retained Earnings:
Balance - July 1, 2025	$1,477,618	$1,507,082	$29,464
Balance - September 30, 2025	1,493,261	1,522,725	29,464

	Nine Months Ended September 30, 2025
	As Reported	As Adjusted	Effect of Change
Additional Paid-In-Capital:
Balance - January 1, 2025	$327,810	$293,884	$(33,926)
Balance - September 30, 2025	293,012	259,086	(33,926)

Retained Earnings:
Balance - January 1, 2025	$1,472,113	$1,501,577	$29,464
Balance - September 30, 2025	1,493,261	1,522,725	29,464
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Sale and Deconsolidation of The Edgewater Management Vehicles (“Edgewater”)
On February 13, 2026, the Company completed the sale of a controlling stake in the Edgewater management vehicles, resulting in the deconsolidation of the related entities. The Company measured its retained investment in Edgewater, primarily composed of certain carried interests, at fair value of $6,314. This measurement, which required significant management estimates and assumptions, was determined using an income approach, which is based on discounted estimated future cash flows from net income. As a result of the transaction, the Company recorded a pre-tax gain of $75,508, which was reported as “other revenue” on the condensed consolidated statement of operations for the nine month period ended September 30, 2026. Cash flows from investing activities “sale and deconsolidation of business, net of cash proceeds” in the condensed consolidated statements of cash flows for the nine month period ended September 30, 2026 primarily relate to decrease in cash and cash equivalents and restricted cash from the deconsolidation of Edgewater. The Company uses the equity method to account for its retained investment.
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
The transaction is expected to close in early November, subject to customary closing conditions.
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
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
3.    REVENUE RECOGNITION
The Company disaggregates revenue from contracts with customers based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Revenue:
Financial Advisory (a)	$468,563	$427,335	$1,275,655	$1,292,000

Asset Management:
Management fees (b)	$345,849	$292,565	$990,957	$817,592
Incentive fees (c)	1,169	15,489	18,257	30,678
Other (d)	6,138	18,975	24,397	59,337
Total Asset Management	$353,156	$327,029	$1,033,611	$907,607
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
At September 30, 2026, the Company had deferred revenue of $4,288 included in “other liabilities” on the condensed consolidated statements of financial condition. During the three month and nine month periods ended September 30, 2026, the Company recognized $761 and $10,517 in revenue, respectively, that was included in the deferred revenue balance as of December 31, 2025 of $139,022. The majority of the remaining decrease in the deferred revenue balance in the nine month period ended September 30, 2026 relates to the sale and corresponding deconsolidation of Edgewater. See Note 1 for further information.
4.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the current expected credit losses (“CECL”) model.
Of the Company’s fee receivables at September 30, 2026 and December 31, 2025, $124,990 and $152,227, respectively, represented financing receivables for our Private Capital Advisory fees.
At September 30, 2026 and December 31, 2025, customers and other receivables included $151,373 and $142,454, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both September 30, 2026 and December 31, 2025.
The aggregate carrying amount of other fees and customers and other receivables was $566,644 and $603,105 at September 30, 2026 and December 31, 2025, respectively.
Activity in the allowance for credit losses for the three month and nine month periods ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning Balance	$23,589	$26,545	$22,884	$32,033
Provision for credit losses, net of reversals	1,725	1,602	2,942	(1,329)
Charge-offs	(115)	(231)	(297)	(3,761)
Foreign currency translation and other adjustments	(22)	(23)	(352)	950
Ending Balance	$25,177	$27,893	$25,177	$27,893
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
5.    INVESTMENTS
The Company’s investments consist of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Debt	$407	$1,729
Equity	60,315	56,920
Funds:
Alternative investments (a)	46,175	52,702
Debt (a)	74,919	125,806
Equity (a)	310,953	320,832
Private equity (b)	21,633	49,105
Total funds	453,680	548,445
Investments, at fair value	514,402	607,094
Equity method investments	6,371	18,752
Total investments	$520,773	$625,846
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

	September 30, 2026	December 31, 2025
Investments related to LFI and other similar deferred compensation arrangements:
Alternative investments	$22,784	$22,224
Debt	53,892	101,297
Equity	131,918	161,500
Total	$208,594	$285,021
(b) Unfunded commitments relating to investments:

	September 30, 2026	December 31, 2025
Private equity funds	$35,193	$34,389
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
Private equity investments are primarily comprised of investments in private equity funds. Such investments primarily include (i) an investment in a European tech-focused growth equity fund managed by our asset management business, (ii) a seed investment in a fund that invests in sustainable private infrastructure opportunities, and (iii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies. In 2025, private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in Edgewater.
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
During the three month and nine month periods ended September 30, 2026 and 2025, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net unrealized investment gains (losses)	$(10,668)	$12,663	$16,823	$51,904
As of September 30, 2026 and December 31, 2025, the Company has pledged investments with a carrying value of $36,916 and $48,966, respectively, primarily as collateral for its derivative contracts (see Note 7). Such pledged assets can be sold or repledged by the secured party.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following tables present, as of September 30, 2026 and December 31, 2025, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Deposits with banks and short-term investments (a)	$24,824	$–	$–	$–	$24,824
Restricted cash (a)	100	–	–	–	100
Investments:
Debt	–	407	–	–	407
Equity	59,591	–	724	–	60,315
Funds:
Alternative investments	4,976	–	–	41,199	46,175
Debt	69,564	5,352	–	3	74,919
Equity	264,287	39,947	–	6,719	310,953
Private equity	–	–	260	21,373	21,633
Derivatives	–	2,254	–	–	2,254
Total	$423,342	$47,960	$984	$69,294	$541,580
Liabilities:
Securities sold, not yet purchased	$4,239	$–	$–	$–	$4,239
Derivatives	–	138,467	–	–	138,467
Total	$4,239	$138,467	$–	$–	$142,706

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
___________________________________
(a)Level 1 represents U.S. Treasury securities.
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$679	$(1)	$–	$–	$46	$724
Private equity funds	261	–	–	–	(1)	260
Total Level 3 assets	$940	$(1)	$–	$–	$45	$984

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Nine Months Ended September 30, 2026
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$675	$36	$–	$–	$13	$724
Private equity funds	290	–	–	(20)	(10)	260
Total Level 3 assets	$965	$36	$–	$(20)	$3	$984

Liabilities:
Contingent consideration liability (a)	$2,300	$–	$–	$(2,300)	$–	$–
Total Level 3 liabilities	$2,300	$–	$–	$(2,300)	$–	$–

	Three Months Ended September 30, 2025
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$697	$10	$–	$–	$(22)	$685
Private equity funds	289	–	–	–	1	290
Total Level 3 assets	$986	$10	$–	$–	$(21)	$975

Liabilities:
Contingent consideration liability	$2,248	$26	$–	$–	$–	$2,274
Total Level 3 liabilities	$2,248	$26	$–	$–	$–	$2,274

	Nine Months Ended September 30, 2025
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$589	$57	$–	$–	$39	$685
Private equity funds	256	–	–	–	34	290
Total Level 3 assets	$845	$57	$–	$–	$73	$975

Liabilities:
Contingent consideration liability (a)	$4,495	$79	$–	$(2,300)	$–	$2,274
Total Level 3 liabilities	$4,495	$79	$–	$(2,300)	$–	$2,274

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
_________________________________
(a)Settlements for the nine month periods ended September 30, 2026 and 2025 represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.

The following tables present, at September 30, 2026 and December 31, 2025, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2026
				Investments Redeemable
	NAV	% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$41,144	NA		(a)	30-60 days
Other	55	NA		(b)	<30-90 days
Debt funds	3	NA		(c)	<30-30 days
Equity funds	6,719	NA		(d)	<30-30 days
Private equity funds:
Equity growth	21,373	100%	(e)	NA	NA
Total	$69,294
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
7.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of September 30, 2026 and December 31, 2025. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	September 30, 2026
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$2,381	$232,370	$613	$143,172
Total return swaps and other	1,002	10,319	28,741	168,980
LFI and other similar deferred compensation arrangements	–	–	116,338	121,088
Total gross derivatives	3,383	$242,689	145,692	$433,240
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(127)		(127)
Total return swaps and other	(1,002)		(7,098)
Net derivatives in "other assets", "other liabilities" and "accrued compensation and benefits"	2,254		138,467
Collateral not netted on the condensed consolidated statement of financial condition (a)	–		(21,643)
	$2,254		$116,824

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$675	$209,295	$1,090	$316,290
Total return swaps and other	250	10,517	38,849	155,693
LFI and other similar deferred compensation arrangements	–	–	188,642	159,677
Total gross derivatives	925	$219,812	228,581	$631,660
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(221)		(221)
Total return swaps and other	(251)		(9,421)
Net derivatives in "other assets", "other liabilities" and "accrued compensation and benefits"	453		218,939
Collateral not netted on the condensed consolidated statement of financial condition (a)	–		(29,582)
	$453		$189,357
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
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Forward foreign currency exchange rate contracts	$140	$1,670	$4,113	$(13,339)
LFI and other similar deferred compensation arrangements	1,066	(4,823)	(10,637)	(20,575)
Total return swaps and other	2,702	(16,990)	(30,725)	(47,977)
Total	$3,908	$(20,143)	$(37,249)	$(81,891)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
8.    PROPERTY, NET
At September 30, 2026 and December 31, 2025, property consisted of the following:

	Estimated Depreciable Life in Years	September 30, 2026	December 31, 2025
Buildings	33	$12,520	$12,956
Leasehold improvements	3-20	232,233	236,294
Furniture and equipment	3-10	141,160	142,738
Computer software	3-5	55,485	56,168
Construction in progress		8,662	6,084
Total		450,060	454,240
Less - Accumulated depreciation and amortization		298,800	286,235
Property, net		$151,260	$168,005

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets at September 30, 2026 and December 31, 2025 are presented below.

	September 30, 2026	December 31, 2025
Goodwill	$439,415	$395,262
Other intangible assets (net of accumulated amortization) (a)	12,390	–
	$451,805	$395,262
Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026				2025
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$313,992	$81,270	$395,262	$312,305	$81,270	$393,575
Purchase and consolidation of business (a)	4,590	40,653	45,243	–	–	–
Sale and deconsolidation of business (b)	–	(359)	(359)	–	–	–
Foreign currency translation adjustments	(591)	(140)	(731)	1,676	–	1,676
Balance, September 30	$317,991	$121,424	$439,415	$313,981	$81,270	$395,251
______________________
(a)The Company exercised its option to purchase an additional ownership stake in Elaia, in which the Company had previously held an equity method investment. As a result, the Company obtained a controlling financial interest in Elaia on June 30, 2026, which has been consolidated within its condensed consolidated financial statements as of the acquisition date. This transaction resulted in the Company recognizing goodwill of $40,653 and other intangible assets of $12,335 (primarily management agreements) at closing. These intangible assets will be amortized over their

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
estimated useful lives between 1 and 10 years. Goodwill and intangible assets were also recognized in the Financial Advisory business, on a business combination that closed in the third quarter of 2026 .
(b)See Note 1.
10.    SENIOR DEBT
Lazard Group Senior Notes are comprised of the following as of September 30, 2026 and December 31, 2025:

					Outstanding as of
					September 30, 2026			December 31, 2025
	Initial Principal Amount	Maturity Date	Annual Interest Rate	Effective Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
2028 Notes	500,000	9/19/28	4.50%	4.70%	$500,000	$1,998	$498,002	$500,000	$2,763	$497,237
2029 Notes	500,000	3/11/29	4.375%	4.56%	500,000	2,263	497,737	500,000	2,954	497,046
2031 Notes	400,000	3/15/31	6.00%	6.16%	400,000	2,926	397,074	400,000	3,419	396,581
2035 Notes	300,000	8/01/35	5.625%	5.72%	300,000	2,561	297,439	300,000	2,778	297,222
Total					$1,700,000	$9,748	$1,690,252	$1,700,000	$11,914	$1,688,086
Lazard, Inc. has provided an unconditional and irrevocable guarantee for the repayment of all the senior notes in the table above. The guarantee covers both the principal and interest payments on the senior debt and will remain in effect until all the Lazard Group senior notes are repaid. As of September 30, 2026, the maximum future payments that Lazard, Inc. could be required to make under this guarantee is the same as the principal value in the table above plus accrued interest of $5,911.
The Company’s senior debt is unsecured and is carried at its principal amount outstanding, net of unamortized debt costs. At September 30, 2026 and December 31, 2025, the fair value of such senior debt was approximately $1,664,000 and $1,737,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
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
As of September 30, 2026, the Company had approximately $210,000 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
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
Legal—The Company is involved from time to time in judicial, governmental, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including contractual and employment matters. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company may experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular quarter. The Company believes based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.
12.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of Lazard, Inc. common stock (“common stock”) as set forth in the table below as of September 30, 2026:

Date	Repurchase Authorization	Expiration
July 2024	$200,000	December 31, 2026
July 2026	$200,000	December 31, 2028
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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2025 (a)	879,334	$46.64
2026 (b)	1,945,729	$43.68
______________________
(a)Includes 19,485 shares of common stock which were cancelled by the Company.
(b)Shares were cancelled by the Company.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
During the nine month periods ended September 30, 2026 and 2025, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month period ended September 30, 2025, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2026 and 2025 was approximately $5,000 and $12,800, respectively. Such shares of common stock were either canceled by the Company or reported at cost, and included in “common stock held in treasury” on the accompanying condensed consolidated statements of financial condition.
As of September 30, 2026, a total of $224,000 of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, of which $24,000 will expire on December 31, 2026 and $200,000 will expire on December 31, 2028.
During the nine month period ended September 30, 2026, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2026 and 2025 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2026
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests (a)	Total Lazard AOCI
Balance - July 1, 2026	$(116,495)	$(162,254)	$(278,749)	$4	$(278,753)
Activity:
Other comprehensive income (loss) before reclassifications, net of tax	2,490	(809)	1,681	(29)	1,710
Adjustments for items reclassified to earnings, net of tax	–	1,621	1,621	–	1,621
Net other comprehensive income (loss)	2,490	812	3,302	(29)	3,331
Balance, September 30, 2026	$(114,005)	$(161,442)	$(275,447)	$(25)	$(275,422)
______________________
(a)Includes redeemable noncontrolling interests.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Nine Months Ended September 30, 2026
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests (a)	Total Lazard AOCI
Balance - January 1, 2026	$(101,481)	$(170,024)	$(271,505)	$4	$(271,509)
Activity:
Other comprehensive income (loss) before reclassifications, net of tax	(12,524)	3,708	(8,816)	(29)	(8,787)
Adjustments for items reclassified to earnings, net of tax	–	4,874	4,874	–	4,874
Net other comprehensive income (loss)	(12,524)	8,582	(3,942)	(29)	(3,913)
Balance, September 30, 2026	$(114,005)	$(161,442)	$(275,447)	$(25)	$(275,422)
______________________
(a)Includes redeemable noncontrolling interests.

	Three Months Ended September 30, 2025
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - July 1, 2025	$(90,833)	$(178,064)	$(268,897)	$6	$(268,903)
Activity:
Other comprehensive income (loss) before reclassifications	(8,838)	2,961	(5,877)	1	(5,878)
Adjustments for items reclassified to earnings, net of tax	–	1,831	1,831	–	1,831
Net other comprehensive income (loss)	(8,838)	4,792	(4,046)	1	(4,047)
Balance, September 30, 2025	$(99,671)	$(173,272)	$(272,943)	$7	$(272,950)

	Nine Months Ended September 30, 2025
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - January 1, 2025	$(160,914)	$(165,888)	$(326,802)	$(60)	$(326,742)
Activity:
Other comprehensive income (loss) before reclassifications	61,243	(12,856)	48,387	67	48,320
Adjustments for items reclassified to earnings, net of tax	–	5,472	5,472	–	5,472
Net other comprehensive income (loss)	61,243	(7,384)	53,859	67	53,792
Balance, September 30, 2025	$(99,671)	$(173,272)	$(272,943)	$7	$(272,950)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee benefit plans:
Amortization relating to employee benefit plans (a)	$2,147	$2,385	$6,447	$7,118
Less - related income taxes	526	554	1,573	1,646
Total reclassifications, net of tax	$1,621	$1,831	$4,874	$5,472
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
Dividends Declared, October 21, 2026—On October 21, 2026, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on November 13, 2026, to stockholders of record on November 2, 2026.
13.    INCENTIVE PLANS
Share-Based Incentive Plan Awards
The aggregate number of shares authorized for issuance under the 2018 Incentive Compensation Plan is 95,000,000 shares, which includes 25,000,000 shares added as a result of an amendment on May 21, 2026. Such shares may be issued pursuant to the grant or exercise of stock options; stock appreciation rights; restricted stock units, restricted stock awards, and deferred stock units (collectively “RSUs”); profits interest participation rights (“PIPRs”); and other share-based awards.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Expense
The following reflects the expense with respect to share-based incentive plans, which is primarily recorded within “compensation and benefits” expense in the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share-based incentive awards:
RSUs	$87,556	$74,546	$290,846	$226,130
PIPRs	15,794	21,577	45,782	54,162
Performance-based restricted stock units	–	–	–	(44)
Total	$103,350	$96,123	$336,628	$280,248
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
RSUs generally include a dividend participation right during the applicable vesting period, which is payable in additional units. During the nine month period ended September 30, 2026, dividend participation rights required the issuance of an aggregate 656,927 units of RSUs and the associated aggregate charge to “retained earnings” (with a corresponding credit to “additional paid-in-capital”) was $29,240.
In connection with RSUs that settled during the nine month period ended September 30, 2026, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 2,671,081 shares of common stock during such nine month period. Accordingly, 4,038,398 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2026.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to RSUs during the nine month period ended September 30, 2026:

	RSUs
	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	17,963,773	$44.03
Granted (including 656,927 RSUs relating to dividend participation)	9,337,733	$53.02
Forfeited	(1,017,940)	$49.83
Settled	(6,709,479)	$39.15
Balance, September 30, 2026	19,574,087	$49.70
The weighted-average grant date fair value of RSUs granted in the nine month period ended September 30, 2025 was $53.01.
As of September 30, 2026, the total estimated unrecognized compensation expense related to RSUs was $432,513. The Company expects to expense such amounts over a weighted-average period of approximately 2.0 years subsequent to September 30, 2026.
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
The following is a summary of activity relating to all PIPRs during the nine month period ended September 30, 2026:

	Ordinary PIPRs		TSR-PIPRs/ SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	4,084,294	$39.31	2,250,000	$16.12
Granted	1,239,506	$40.52	95,380	$39.74
Forfeited	–	$–	(236,996)	$20.07
Settled	(1,213,015)	$35.94	(450,000)	$17.21
Balance, September 30, 2026	4,110,785	$40.66	1,658,384	$16.61
Fair values shown above represent the weighted average as of grant date. The weighted-average grant date fair value of ordinary PIPRs granted in the nine month period ended September 30, 2025 was $44.93.
Compensation expense recognized for PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of September 30, 2026, the total estimated unrecognized compensation expense of all profits interest participation rights was $43,876 and the Company expects to expense such amount over a weighted-average period of approximately 2.0 years subsequent to September 30, 2026.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month period ended September 30, 2026:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2026	$33,501	$188,642
Granted	48,694	48,694
Settled	–	(130,162)
Amortization and the impact of forfeitures	(46,640)	(1,298)
Change in fair value of underlying investments	–	10,637
Other	(131)	(175)
Balance, September 30, 2026	$35,424	$116,338
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.8 years subsequent to September 30, 2026.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization and the impact of forfeitures	$13,517	$15,797	$45,342	$51,194
Change in the fair value of underlying investments	(1,066)	4,823	10,637	20,575
Total	$12,451	$20,620	$55,979	$71,769
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
Amortization expense for the three month and nine month periods ended September 30, 2026 was $2,853 and $10,007, respectively and $4,360 and $12,132 for the three month and nine month periods ended September 30, 2025, respectively. The remaining prepaid compensation asset was $6,875 as of September 30, 2026.
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
The following table summarizes the components of net periodic benefit cost related to the Company’s pension plans for the three month and nine month periods ended September 30, 2026 and 2025:

	Pension Plans
	Three Months Ended September 30,
	2026	2025
Components of Net Periodic Benefit Cost:
Service cost	$176	$193
Interest cost	5,481	5,791
Expected return on plan assets	(6,052)	(6,408)
Amortization of:
Prior service cost	326	315
Net actuarial loss	1,821	2,070
Net periodic benefit cost	$1,752	$1,961

	Pension Plans
	Nine Months Ended September 30,
	2026	2025
Components of Net Periodic Benefit Cost:
Service cost	$512	$560
Interest cost	16,488	16,924
Expected return on plan assets	(18,174)	(18,757)
Amortization of:
Prior service cost	980	931
Net actuarial loss	5,467	6,187
Net periodic benefit cost	$5,273	$5,845
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
The Company recorded income tax provisions of $25,082 and $37,964 for the three month and nine month periods ended September 30, 2026, respectively, and $21,430 and $45,840 for the three month and nine month periods ended September 30, 2025, respectively, representing effective tax rates of 45.8%, 20.9%, 22.6%, and 18.9% respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share-based incentive compensation that vested in the first quarter and other discrete items, (ii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iii) change in the U.S. federal valuation allowance affecting the provision for income taxes and (iv) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

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
The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month and nine month periods ended September 30, 2026 and 2025 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Lazard	$29,160	$71,247	$134,884	$186,968
Adjustment for earnings attributable to participating securities	(1,458)	(1,555)	(6,056)	(4,269)
Net income attributable to Lazard - basic	27,702	69,692	128,828	182,699
Adjustment for earnings attributable to participating securities	–	–	–	–
Net income attributable to Lazard - diluted	$27,702	$69,692	$128,828	$182,699
Weighted average number of shares of common stock outstanding	97,443,876	94,527,248	97,095,942	93,360,222
Weighted average number of shares of common stock issuable on a non-contingent basis	3,586,642	3,585,145	3,520,163	3,607,157
Weighted average number of shares of common stock outstanding - basic	101,030,518	98,112,393	100,616,105	96,967,379
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	6,254,183	9,889,369	6,521,905	8,946,671
Weighted average number of shares of common stock outstanding - diluted	107,284,701	108,001,762	107,138,010	105,914,050
Net income attributable to Lazard per share of common stock:
Basic	$0.27	$0.71	$1.28	$1.88
Diluted	$0.26	$0.65	$1.20	$1.72
__________________________________
(a)The aggregate weighted average number of incremental shares of common stock issuable from PIPRs for the three month and nine month periods ended September 30, 2026 of 1,584,921 and 1,916,819, respectively, and for the three month and nine month periods ended September 30, 2025 of 1,572,289 and 1,985,705, respectively, that could be potentially dilutive in future periods, have been excluded from the computation of diluted net income per share as the effect would be antidilutive in the respective periods.
17.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $194,400 and $573,632 for the three month and nine month periods ended September 30, 2026, respectively, and $171,114 and $456,539 for the three month and nine month periods ended September 30, 2025, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $32,046 and $86,262 remained as receivables at September 30, 2026 and December 31, 2025, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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
The periodic revaluation of the TRA liability and the assumptions reflected in the estimate had the effect of reducing the estimated liability under the TRA. As a result, the Company recorded a “benefit pursuant to tax receivable agreement obligation” of $20,146 on the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2025.
The cumulative liability relating to our obligations under the TRA as of September 30, 2026 and December 31, 2025 was $46,814 and $57,051, respectively, and is recorded in “other liabilities” on the condensed consolidated statements of financial condition.
Other
See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
18.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2026, LFNY’s regulatory net capital was $126,431, which exceeded the minimum requirement by $119,281. LFNY’s aggregate indebtedness to net capital ratio was 0.85:1 as of September 30, 2026.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2026, the aggregate regulatory net capital of the U.K. Subsidiaries was $137,242, which exceeded the minimum requirement by $60,903.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2026, the consolidated regulatory net capital of CFLF was $180,630, which exceeded the minimum requirement set for regulatory capital levels by $70,679. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At June 30, 2026, the regulatory net capital of the combined European regulated group was $202,026, which exceeded the minimum requirement set for regulatory capital levels by $62,511. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2026, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $106,646, which exceeded the minimum required capital by $71,626.
At September 30, 2026, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
Segment revenue includes revenue from contracts with customers and other revenue.

	Three Months Ended September 30, 2026
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$469,623	$356,950	$(12,402)	$814,171
Adjusted Compensation and Benefits Expense	344,160	178,330	39,940	562,430
Adjusted Non-compensation Expense	56,273	64,634	34,616	155,523
Other Segment Items	(4,933)	(26,708)	22,091	(9,550)
Adjusted Operating Income (Loss)	$64,257	$87,278	$(64,867)	$86,668

Other Segment Disclosures:
Interest income (included in net revenue)	$1,060	$2,542	$3,366	$6,968
Depreciation and amortization of property (included in adjusted non-compensation expense)	$1,758	$1,482	$4,158	$7,398

	Nine Months Ended September 30, 2026
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$1,279,358	$1,117,744	$(18,680)	$2,378,422
Adjusted Compensation and Benefits Expense	926,842	524,009	131,734	1,582,585
Adjusted Non-compensation Expense	166,499	200,033	109,386	475,918
Other Segment Items	(13,180)	(147,356)	46,184	(114,352)
Adjusted Operating Income (Loss)	$172,837	$246,346	$(213,616)	$205,567

Other Segment Disclosures:
Interest income (included in net revenue)	$3,703	$7,344	$10,984	$22,031
Depreciation and amortization of property (included in adjusted non-compensation expense)	$5,366	$4,308	$12,893	$22,567

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted Operating Income	$86,668	$101,341	$205,567	$283,590
Adjustments:
Operating income related to noncontrolling interests and similar arrangements (a)	414	2,252	8,983	9,835
Interest expense (b)	(22,025)	(22,634)	(67,183)	(64,698)
Gain on sale and deconsolidation of Edgewater (c)	–	–	75,508	–
Expenses associated with senior management transition (d)	(5,550)	(6,148)	(24,983)	(6,148)
Expenses related to the pending acquisition of Campbell Lutyens (e)	(4,108)	–	(15,316)	–
Amortization of intangible assets (f)	(601)	–	(601)	–
Benefit pursuant to tax receivable agreement obligation ("TRA") (g)	–	20,146	–	20,146
Other	(46)	(27)	(46)	(79)
Operating Income - U.S. GAAP Basis	$54,752	$94,930	$181,929	$242,646
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
(f)Represents intangible asset amortization expense associated with the acquisition of a business.
(g)Represents the effect of the periodic revaluation of the TRA liability.
20.    CONSOLIDATED VIEs
LFI Consolidated Funds
The Company’s consolidated VIEs as of September 30, 2026 and December 31, 2025 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $9,383 and $36,527 of LFI owned by Lazard Group as of September 30, 2026 and December 31, 2025, respectively, can only be used to settle the obligations of LFI Consolidated Funds.
The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$2,144	$1,028
Customers and other receivables	405	649
Investments	82,389	113,448
Other assets	461	527
Total assets	$85,399	$115,652

LIABILITIES
Deposits and other customer payables	$274	$267
Other liabilities	331	479
Total liabilities	$605	$746

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). All references to “2026,” “2025,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2026 and 2025.
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

The transaction is expected to close in early November, subject to customary closing conditions.
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
We operate in a competitive, global environment. Geopolitical uncertainty, developments in international trade policies and practices, impact of higher interest rates, and AI uncertainty, along with shifting domestic governmental priorities, have increased uncertainty relative to prior years. We believe our broad set of capabilities, diversified business model, and the competitive advantage provided by Lazard’s contextual alpha—our ability to incorporate geopolitical, regulatory, and macroeconomic insight into our advice—position us well to meet evolving client needs across varying economic environments. Unpredictability and the potential for related impacts, however, could create or exacerbate market volatility, contribute to weakened economic and business conditions, and reduce our clients’ ability to finalize decision-making or execute on investment priorities.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Incr / (Decr)	2026	2025	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$1,202	$1,141	5%	$3,968	$2,950	35%
Number	8,226	10,200	(19)%	29,817	31,033	(4)%
Deals Greater than $500 million:
Value	$1,019	$923	10%	$3,322	$2,322	43%
Number	361	350	3%	1,149	992	16%
Announced M&A Transactions:
All deals:
Value	$1,241	$1,316	(6)%	$4,428	$3,501	26%
Number	9,405	11,000	(15)%	32,623	33,030	(1)%
Deals Greater than $500 million:
Value	$1,017	$1,069	(5)%	$3,696	$2,819	31%
Number	459	392	17%	1,307	1,091	20%
Completed Restructuring Transactions:
All deals:
Value	$60	$69	(13)%	$176	$241	(27)%
Number	64	64	0%	190	271	(30)%
____________________________________
Source: Dealogic as of October 1, 2026.
Another measure of global restructuring activity is the number of corporate defaults, which decreased during the first nine months of 2026 as compared to the first nine months of 2025. The number of defaulting issuers was 92 in the first nine months of 2026, according to Moody’s Investors Service, Inc., as compared to 101 in the first nine months of 2025.
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

Asset Management
The percentage change in major equity market indices at September 30, 2026, as compared to such indices at June 30, 2026, December 31, 2025 and at September 30, 2025 is shown in the table below:

	Percentage Changes September 30, 2026 vs.
	June 30, 2026	December 31, 2025	September 30, 2025
MSCI World Index	2%	12%	16%
Euro Stoxx	(1)%	11%	17%
MSCI Emerging Market	0%	24%	30%
S&P 500	2%	13%	16%
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
Lazard’s Asset Management segment principally includes LAM, LFG, Lazard Frères Banque SA (“LFB”) and prior to February 13, 2026, the Edgewater Funds (“Edgewater”). On February 13, 2026, the Company completed the sale of a controlling stake in the Edgewater management vehicles, resulting in the deconsolidation of the related entities. Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows for any reason have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. Our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Moreover, it is possible that awarded institutional mandates may not be funded in the amounts and at the times initially anticipated, or at all. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM and the overall amount of management fees generated by the AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net Revenue	$814,171	$748,078	$2,378,422	$2,192,126
Operating Expenses:
Compensation and benefits	568,983	498,212	1,623,286	1,447,690
Non-compensation	190,436	175,082	573,207	521,936
Benefit pursuant to tax receivable agreement obligation	–	(20,146)	–	(20,146)
Total operating expenses	759,419	653,148	2,196,493	1,949,480
Operating Income	54,752	94,930	181,929	242,646
Provision for income taxes	25,082	21,430	37,964	45,840
Net Income	29,670	73,500	143,965	196,806
Less - Net Income Attributable to Noncontrolling Interests	510	2,253	9,081	9,838
Net Income Attributable to Lazard	$29,160	$71,247	$134,884	$186,968
Operating Income, as a % of net revenue	6.7%	12.7%	7.6%	11.1%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Net Revenue:
Net revenue - U.S. GAAP basis	$814,171	$748,078	$2,378,422	$2,192,126
Adjustments:
Revenue related to noncontrolling interests and similar arrangements (a)	(2,898)	(16,092)	(15,793)	(34,103)
(Gains) losses related to LFI and other similar arrangements (b)	1,066	(4,823)	(10,637)	(20,575)
Distribution fees, reimbursable deal costs, provision for credit losses and other (c)	(29,743)	(25,144)	(79,597)	(64,442)
Interest expense (d)	22,025	22,634	67,183	64,698
Gain on sale and deconsolidation of Edgewater (e)	–	–	(75,508)	–
Total adjustments (f)	(9,550)	(23,425)	(114,352)	(54,422)
Adjusted net revenue (g)	$804,621	$724,653	2,264,070	2,137,704
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
(e)Represents a non-cash gain on the sale and deconsolidation of the Edgewater management vehicles.
(f)Total adjustments equal the “other segment items” in Note 19 of Notes to Condensed Consolidated Financial Statements.
(g)Adjusted net revenue is a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$568,983	$498,212	$1,623,286	$1,447,690
Adjustments:
Compensation and benefits expense related to noncontrolling interests and similar arrangements (a)	(2,069)	(12,594)	(5,081)	(20,771)
(Charges) credits pertaining to LFI and other similar arrangements (b)	1,066	(4,823)	(10,637)	(20,575)
Expenses associated with senior management transition (c)	(5,550)	(6,148)	(24,983)	(6,148)
Adjusted compensation and benefits expense (d)	$562,430	$474,647	$1,582,585	$1,400,196
Adjusted compensation and benefits expense, as a % of adjusted net revenue (d)	69.9%	65.5%	69.9%	65.5%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Non-Compensation Expense:
Total non-compensation expense	$190,436	$175,082	$573,207	$521,936
Adjustments:
Non-compensation expense related to noncontrolling interests and similar arrangements (a)	(415)	(1,246)	(1,729)	(3,497)
Distribution fees, reimbursable deal costs, provision for credit losses and other (b)	(29,743)	(25,144)	(79,597)	(64,442)
Expenses related to the pending acquisition of Campbell Lutyens (c)	(4,108)	–	(15,316)	–
Amortization of intangible assets (d)	(601)	–	(601)	–
Other	(46)	(27)	(46)	(79)
Adjusted non-compensation expense (e)	$155,523	$148,665	$475,918	$453,918
Adjusted non-compensation expense, as a % of adjusted net revenue (e)	19.3%	20.5%	21.0%	21.2%
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
(c)Represents expenses related to the pending acquisition of Campbell Lutyens.
(d)Represents intangible asset amortization expense associated with the acquisition of a business.
(e)Adjusted non-compensation expense and adjusted non-compensation expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Lazard, Inc. Adjusted Operating Income:
Operating income	$54,752	$94,930	$181,929	$242,646
Adjustments:
Operating income related to noncontrolling interests and similar arrangements	(414)	(2,252)	(8,983)	(9,835)
Interest expense	22,025	22,634	67,183	64,698
Gain on sale and deconsolidation of Edgewater	–	–	(75,508)	–
Expenses associated with senior management transition	5,550	6,148	24,983	6,148
Expenses related to the pending acquisition of Campbell Lutyens	4,108	–	15,316	–
Amortization of intangible assets	601	–	601	–
Benefit pursuant to tax receivable agreement obligation ("TRA") (a)	–	(20,146)	–	(20,146)
Other	46	27	46	79
Adjusted operating income (b)	$86,668	$101,341	$205,567	$283,590
Adjusted operating income, as a % of adjusted net revenue (b)	10.8%	14.0%	9.1%	13.3%
____________________________________
(a)Represents the effect of the periodic revaluation of the TRA liability.
(b)Adjusted operating income and adjusted operating income, as a percentage of adjusted net revenue are non-GAAP measures.
Headcount information is set forth below:

	As of
	September 30, 2026	December 31, 2025	September 30, 2025
Headcount:
Managing Directors:
Financial Advisory	226	216	207
Asset Management	133	124	127
Corporate	18	22	22
Total Managing Directors	377	362	356
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,448	1,358	1,387
Asset Management	1,126	1,160	1,159
Corporate	411	429	430
Total	3,362	3,309	3,332
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
Three Months Ended September 30, 2026 versus September 30, 2025
Net revenue increased $66 million, or 9%, with adjusted net revenue increasing $80 million, or 11%, as compared to the 2025 period. Investment banking and other advisory fees increased $42 million, or 10%, as compared to the 2025 period. Asset management fees, including incentive fees, increased $39 million, or 13%, as compared to the 2025 period. In the aggregate, interest income, other revenue and interest expense decreased $15 million as compared to the 2025 period.
Compensation and benefits expense increased $71 million, or 14%, as compared to the 2025 period. Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $562 million, an increase of $88 million, or 18%, as compared to $475 million in the 2025 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 69.9% for the 2026 period, as compared to 65.5% for the 2025 period.
Non-compensation expense, which includes $4 million of expenses related to the pending acquisition of Campbell Lutyens, increased $15 million, or 9%, as compared to the 2025 period. Adjusted non-compensation expense increased $7 million, or 5%, as compared to the 2025 period. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased fund administration and outsourced services. The ratio of adjusted non-compensation expense to adjusted net revenue was 19.3% for the 2026 period, as compared to 20.5% for the 2025 period.
Operating income decreased $40 million, or 42%, as compared to the 2025 period.
Adjusted operating income decreased $15 million, or 14%, as compared to the 2025 period, and, as a percentage of adjusted net revenue, was 10.8% for the 2026 period, as compared to 14.0% in the 2025 period.
In the 2025 period, the benefit pursuant to tax receivable agreement obligation was $20 million resulting from the periodic revaluation of the TRA liability.
The provision for income taxes reflects an effective tax rate of 45.8%, as compared to 22.6% for the 2025 period. The change in the effective tax rate compared to the 2025 period principally relates to changes in the geographic mix of earnings partially offset by the impact of discrete items.
Net income attributable to noncontrolling interests decreased $2 million, or 77%, as compared to the 2025 period.
The Company reported net income attributable to Lazard of $29 million, as compared to net income attributable to Lazard of $71 million in the 2025 period.
Nine Months Ended September 30, 2026 versus September 30, 2025
Net revenue increased $186 million, or 8%, with adjusted net revenue increasing $126 million, or 6%, as compared to the 2025 period. Fee revenue from investment banking and other advisory activities decreased $6 million as compared to the 2025 period. Asset management fees, including incentive fees, increased $161 million, or 19%, as compared to the 2025 period. In the aggregate, interest income, other revenue and interest expense increased $31 million, as compared to the 2025 period primarily due to a non-cash gain of $76 million on the sale and deconsolidation of the Edgewater management vehicles in the 2026 period.
Compensation and benefits expense increased $176 million, or 12%, as compared to the 2025 period. Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,583 million, an increase of $182 million, or 13%, as compared to $1,400 million in the 2025 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 69.9% for the 2026 period, as compared to 65.5% for the 2025 period.
Non-compensation expense, which includes $15 million of expenses related to the pending acquisition of Campbell Lutyens, increased $51 million, or 10%, as compared to the 2025 period. Adjusted non-compensation expense increased $22 million, or 5%, as compared to the 2025 period. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased fund administration and outsourced services, and marketing and business development expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 21.0% for the 2026 period, as compared to 21.2% for the 2025 period.
Operating income decreased $61 million, or 25%, as compared to the 2025 period.
Adjusted operating income decreased $78 million, or 28%, as compared to the 2025 period, and, as a percentage of adjusted net revenue, was 9.1% for the 2026 period, as compared to 13.3% in the 2025 period.
In the 2025 period, the benefit pursuant to tax receivable agreement obligation was $20 million resulting from the periodic revaluation of the TRA liability.
The provision for income taxes reflects an effective tax rate of 20.9%, as compared to 18.9% for the 2025 period. The change in the effective tax rate compared to the 2025 period principally relates to the impact of discrete tax benefits for share-based incentive compensation awards during the first quarter and changes in the geographic mix of earnings.
Net income attributable to noncontrolling interests decreased $1 million, or 8%, as compared to the 2025 period.
The Company reported net income attributable to Lazard of $135 million, as compared to net income attributable to Lazard of $187 million in the 2025 period.
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

Financial Advisory
The following table summarizes the adjusted operating results attributable to the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net revenue - U.S. GAAP basis	$469,623	$427,335	$1,279,358	$1,292,000
Adjustments:
Reimbursable deal costs, provision for credit losses and other	(4,933)	(5,061)	(13,180)	(8,832)
Interest expense	–	5	–	13
Total adjustments (a)	(4,933)	(5,056)	(13,180)	(8,819)
Adjusted net revenue (b)	464,690	422,279	1,266,178	1,283,181
Adjusted compensation and benefits expense	344,160	273,214	926,842	830,218
Adjusted non-compensation expense	56,273	52,098	166,499	157,085
Adjusted operating income (b)	$64,257	$96,967	$172,837	$295,878
Adjusted operating income, as a % of adjusted net revenue (b)	13.8%	23.0%	13.7%	23.1%
_______________________________________
(a)Total adjustments equal the “other segment items” in Note 19 of Notes to Condensed Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b)Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	94	87	243	249
Percentage of total Financial Advisory net revenue from top 10 clients	30%	41%	18%	22%
Number of M&A transactions completed with values greater than $500 million (a)	27	19	60	55
________________________________________
(a)Source: Dealogic as of October 1, 2026.

The geographical distribution of Financial Advisory adjusted net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory adjusted net revenue and therefore may not be reflective of the geography in which the clients are located.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	57%	53%	60%	58%
EMEA	42	43	39	40
Asia Pacific	1	4	1	2
Total	100%	100%	100%	100%
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
Three Months Ended September 30, 2026 versus September 30, 2025
Financial Advisory net revenue increased $42 million, or 10%, as compared to the 2025 period. Financial Advisory adjusted net revenue increased $42 million, or 10%, as compared to the 2025 period. The increases in Financial Advisory net revenue and adjusted net revenue reflected higher fees from M&A transactions with fees of $5 million or more, as compared to the 2025 period.
Adjusted compensation and benefits expense increased $71 million, or 26%, as compared to the 2025 period primarily driven by our ongoing investment in strategic senior hires.
Adjusted non-compensation expense increased $4 million, or 8%, as compared to the 2025 period primarily due to investments in technology and an increase in travel and entertainment.
Adjusted operating income was $64 million, a decrease of $33 million, or 34%, as compared to adjusted operating income of $97 million in the 2025 period, and, as a percentage of adjusted net revenue, was 13.8%, as compared to 23.0% in the 2025 period.
Nine Months Ended September 30, 2026 versus September 30, 2025
Financial Advisory net revenue decreased $13 million, or 1%, as compared to the 2025 period. Financial Advisory adjusted net revenue decreased $17 million, or 1%, as compared to the 2025 period. The decreases in Financial Advisory net revenue and adjusted net revenue reflected lower fees from M&A transactions as compared to the 2025 period.
Adjusted compensation and benefits expense increased $97 million, or 12%, as compared to the 2025 period, primarily driven by our ongoing investment in strategic senior hires.
Adjusted non-compensation expense increased $9 million, or 6%, as compared to the 2025 period primarily due to an increase in travel and entertainment and recruitment fees and technology information services.

Adjusted operating income was $173 million, a decrease of $123 million, or 42%, as compared to adjusted operating income of $296 million in the 2025 period, and, as a percentage of adjusted net revenue, was 13.7%, as compared to 23.1% in the 2025 period.
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
The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies” in our Form 10-K):

	As of
	September 30, 2026	December 31, 2025 (a)
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$54,191	$41,146
Global / International	134,446	117,746
U.S.	26,691	25,580
Total Equity	215,328	184,472
Fixed Income	33,751	35,065
Multi Asset	24,052	24,783
Alternative Investments	10,898	9,980
Total AUM	$284,029	$254,300
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.
Total AUM at September 30, 2026 was $284 billion, an increase of $30 billion, or 12%, as compared to total AUM of $254 billion at December 31, 2025 primarily due to market appreciation and net inflows and an increase attributable to acquiring a controlling interest in Elaia Partners, a venture capital asset management entity (“Elaia”), partially offset by foreign exchange depreciation and the sale and deconsolidation of the Edgewater management vehicles. Average AUM for the third quarter of 2026 increased 11% as compared to the three month period ended September 30, 2025, and average AUM for the first nine months of 2026 increased 14% as compared to the nine month period ended September 30, 2025.
As of September 30, 2026, approximately 44% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, pension funds, insurance companies, Endowments and Foundations (E&F)/Healthcare and also includes certain Family Office clients as compared to approximately 46% as of December 31, 2025. As of September 30, 2026, approximately 47% of our AUM was managed on behalf of financial intermediary clients, including banks, mutual fund sponsors, sub-advisory relationships, broker-dealers, wealth platforms, registered investment advisors (RIAs), and other investors in pooled vehicles as compared to approximately 44% as of December 31, 2025. As of September 30, 2026, approximately 9% of our AUM was managed on behalf of individual client relationships, compared to approximately 10% as of December 31, 2025.

As of September 30, 2026, AUM with foreign currency exposure represented approximately 68% of our total AUM as compared to 67% at December 31, 2025. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.
The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Acquisitions/Divestitures	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$214,368	$14,203	$(16,061)	$(1,858)	$–	$2,568	$250	$215,328
Fixed Income	34,977	1,382	(1,637)	(255)	–	(568)	(403)	33,751
Multi Asset	24,480	403	(907)	(504)	–	164	(88)	24,052
Alternative Investments	10,825	562	(270)	292	–	(241)	22	10,898
Total	$284,650	$16,550	$(18,875)	$(2,325)	$–	$1,923	$(219)	$284,029
For the three months ended September 30, 2026, net flows were primarily driven by International and Global Equity platforms.

	Nine Months Ended September 30, 2026 (a)
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Acquisitions/Divestitures (b)	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$184,472	$44,641	$(39,413)	$5,228	$–	$27,983	$(2,355)	$215,328
Fixed Income	35,065	5,345	(5,793)	(448)	–	249	(1,115)	33,751
Multi Asset	24,783	1,584	(2,479)	(895)	–	877	(713)	24,052
Alternative Investments	9,980	2,098	(917)	1,181	(459)	279	(83)	10,898
Total	$254,300	$53,668	$(48,602)	$5,066	$(459)	$29,388	$(4,266)	$284,029
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.
(b)Related to the sale and deconsolidation of the Edgewater management vehicles and the acquisition of a controlling interest in and consolidation of Elaia.
For the nine months ended September 30, 2026, net flows were primarily driven by the Global Equity, Emerging Markets Equity and Alternative Investments platforms.

	Three Months Ended September 30, 2025 (a)
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Acquisitions/Divestitures	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$179,640	$15,566	$(10,111)	$5,455	$–	$10,481	$(510)	$195,066
Fixed Income	34,534	1,698	(1,941)	(243)	–	908	47	35,246
Multi Asset	24,830	316	(925)	(609)	–	506	38	24,765
Alternative Investments	9,356	245	(273)	(28)	–	151	(19)	9,460
Total	$248,360	$17,825	$(13,250)	$4,575	$–	$12,046	$(444)	$264,537
_______________________________________

(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.

	Nine Months Ended September 30, 2025 (a)
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Acquisitions/Divestitures	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,901	$37,719	$(33,362)	$4,357	$–	$21,403	$6,405	$195,066
Fixed Income	32,730	5,631	(7,718)	(2,087)	–	1,769	2,834	35,246
Multi Asset	22,133	1,593	(2,549)	(956)	–	1,266	2,322	24,765
Alternative Investments	8,557	996	(717)	279	–	319	305	9,460
Total	$226,321	$45,939	$(44,346)	$1,593	$–	$24,757	$11,866	$264,537
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.
Average AUM for the three month and nine month periods ended September 30, 2026 and 2025 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended September 30, (a)		Nine Months Ended September 30, (a)
	2026	2025	2026	2025
	($ in millions)
Average AUM by Asset Class:
Equity	$216,263	$188,354	$207,167	$175,697
Fixed Income	34,879	35,159	35,184	33,857
Multi Asset	24,453	24,438	24,148	23,465
Alternative Investments	10,995	9,407	10,504	9,123
Total Average AUM	$286,590	$257,358	$277,003	$242,142
_______________________________________
(a)In 2026, AUM asset classes have been expanded to include a multi asset classification. The comparable prior period information has been recast to reflect the current presentation.

The following table summarizes the adjusted operating results attributable to the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net revenue - U.S. GAAP basis	$356,950	$327,029	$1,117,744	$907,607
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(1,913)	(12,765)	(5,506)	(24,840)
Distribution fees and other	(24,810)	(20,083)	(66,417)	(55,610)
Interest expense	15	8	75	17
Gain on sale and deconsolidation of Edgewater (a)	–	–	(75,508)	–
Total adjustments (b)	$(26,708)	$(32,840)	$(147,356)	$(80,433)
Adjusted net revenue (c)	330,242	294,189	970,388	827,174
Adjusted compensation and benefits expense	178,330	155,920	524,009	438,402
Adjusted non-compensation expense	64,634	64,513	200,033	187,321
Adjusted operating income (c)	$87,278	$73,756	$246,346	$201,451
Adjusted operating income, as a % of adjusted net revenue (c)	26.4%	25.1%	25.4%	24.4%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	44%	44%	43%	42%
EMEA	41	42	42	44
Asia Pacific	15	14	15	14
Total	100%	100%	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended September 30, 2026 versus September 30, 2025
Asset Management net revenue increased $30 million, or 9%, as compared to the 2025 period. Asset Management adjusted net revenue increased $36 million, or 12%, as compared to the 2025 period. Management fees, on an adjusted basis, were $321 million, an increase of $49 million, or 18%, as compared to $272 million in the 2025 period primarily due to an increase in average AUM and product mix. Incentive fees, on an adjusted basis, were $1 million, a decrease of $8 million as compared to $9 million in the 2025 period. Other revenue, on an adjusted basis, was $8 million, a decrease of $6 million as compared to $14 million in the 2025 period.
Adjusted compensation and benefits expense increased $22 million, or 14%, as compared to the 2025 period primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense was substantially the same as compared to the 2025 period.
Asset Management adjusted operating income was $87 million, an increase of $14 million, or 18%, as compared to adjusted operating income of $74 million in the 2025 period, and, as a percentage of adjusted net revenue, was 26.4%, as compared to 25.1% in the 2025 period.
Nine Months Ended September 30, 2026 versus September 30, 2025
Asset Management net revenue, which included a non-cash gain of $76 million on the sale and deconsolidation of the Edgewater management vehicles in the first quarter of 2026, increased $210 million, or 23%, as compared to the 2025 period. Asset Management adjusted net revenue increased $143 million, or 17%, as compared to the 2025 period. Management fees, on an adjusted basis, were $927 million, an increase of $166 million, or 22%, as compared to $762 million in the 2025 period primarily due to an increase in average AUM and product mix. Incentive fees, on an adjusted basis, were $18 million, a decrease of $3 million as compared to $21 million in the 2025 period. Other revenue, on an adjusted basis, was $25 million, a decrease of $19 million as compared to $44 million in the 2025 period.
Adjusted compensation and benefits expense increased $86 million, or 20%, as compared to the 2025 period primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense increased $13 million, or 7%, as compared to the 2025 period primarily due to higher mutual fund servicing fees, which were largely driven by an increase in AUM.
Asset Management adjusted operating income was $246 million, an increase of $45 million, or 22%, as compared to adjusted operating income of $201 million in the 2025 period, and, as a percentage of adjusted net revenue, was 25.4%, as compared to 24.4% in the 2025 period.
Corporate
The following table summarizes the reported adjusted operating results attributable to the Corporate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net revenue (loss) - U.S. GAAP basis	$(12,402)	$(6,286)	$(18,680)	$(7,481)
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(985)	(3,327)	(10,287)	(9,263)
(Gains) losses related to LFI and other similar arrangements	1,066	(4,823)	(10,637)	(20,575)
Interest expense	22,010	22,621	67,108	64,668
Total adjustments (a)	22,091	14,471	46,184	34,830
Adjusted net revenue (b)	9,689	8,185	27,504	27,349
Adjusted compensation and benefits expense	39,940	45,513	131,734	131,576
Adjusted non-compensation expense	34,616	32,054	109,386	109,512
Adjusted operating loss (b)	$(64,867)	$(69,382)	$(213,616)	$(213,739)
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
Three Months Ended September 30, 2026 versus September 30, 2025
Corporate net revenue decreased $6 million, or 97%, and Corporate adjusted net revenue increased $2 million, or 18% , as compared to the 2025 period.
Adjusted compensation and benefits expense, including centrally managed costs, decreased $6 million, or 12%, as compared to the 2025 period.
Adjusted non-compensation expense, including centrally managed costs, increased $3 million, or 8%, as compared to the 2025 period.
Nine Months Ended September 30, 2026 versus September 30, 2025
Corporate net revenue decreased $11 million as compared to the 2025 period. Corporate adjusted net revenue remained substantially the same as compared to the 2025 period.
Adjusted compensation and benefits expense, including centrally managed costs, remained substantially the same as compared to the 2025 period.
Adjusted non-compensation expense, including centrally managed costs, remained substantially the same as compared to the 2025 period.
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

Summary of Cash Flows:

	Nine Months Ended September 30,
	2026	2025
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$144	$197
Adjustments to reconcile net income to net cash provided by operating activities (a)	396	403
Other operating activities (b)	(239)	(480)
Net cash provided by operating activities	301	120
Investing activities	(69)	(64)
Financing activities (c)	(428)	(329)
Effect of exchange rate changes	(22)	87
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(218)	(186)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,671	1,609
End of Period	$1,453	$1,423
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
We regularly monitor our liquidity position, including cash levels, lease obligations, investments and related hedges, credit lines, commitments related to business acquisitions (see the pending acquisition disclosure in Recent Developments) and principal investments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock, compensation and other matters relating to liquidity and compliance with regulatory net capital requirements. At September 30, 2026, Lazard had approximately $1,264 million of cash and cash equivalents, including approximately $628 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings and we expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of September 30, 2026, the Company’s remaining lease obligations were $20 million for 2026 (October 1 through December 31), $165 million from 2027 through 2028, $151 million from 2029 through 2030 and $231 million from 2031 through 2039. In addition, as discussed in Note 11 of Notes to Condensed Consolidated Financial Statements, we entered into a lease agreement for additional office facilities that have not yet commenced, with aggregate undiscounted future lease payments of approximately $100 million.
As of September 30, 2026, Lazard had approximately $210 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement, among Lazard Group LLC, the banks from time to time party thereto and Citibank, N.A., as Administrative Agent (as amended from time to time, the “Second Amended and Restated Credit Agreement”).
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group LLC not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. No amounts were outstanding under the Second Amended and Restated Credit Agreement as of September 30, 2026.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2026, the Company was in compliance with all financial and nonfinancial provisions.
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

Senior Debt
The table below sets forth our corporate indebtedness as of September 30, 2026 and December 31, 2025. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2026			December 31, 2025
Senior Debt	Annual Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2028 Senior Notes	4.50%	$500.0	$2.0	$498.0	$500.0	$2.8	$497.2
Lazard Group 2029 Senior Notes	4.375%	500.0	2.2	497.8	500.0	3.0	497.0
Lazard Group 2031 Senior Notes	6.00%	400.0	2.9	397.1	400.0	3.4	396.6
Lazard Group 2035 Senior Notes	5.625%	300.0	2.6	297.4	300.0	2.8	297.2
		$1,700.0	$9.7	$1,690.3	$1,700.0	$12.0	$1,688.0
The indenture and supplemental indentures relating to Lazard Group LLC’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2026, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
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

Stockholders’ Equity
At September 30, 2026, total stockholders’ equity was $940 million, as compared to $906 million at December 31, 2025, including $949 million and $869 million attributable to Lazard, Inc. on the respective dates. The net activity in stockholders’ equity during the nine month period ended September 30, 2026 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2026	$906
Increase (decrease) due to:
Net income (a)	135
Other comprehensive loss	(4)
Amortization of share-based incentive compensation	337
Purchase of common stock	(85)
Settlement of share-based incentive compensation (b)	(146)
Common stock dividends	(145)
Sale and deconsolidation of business	(47)
Other - net	(11)
Stockholders’ Equity - September 30, 2026	$940
________________________________________
(a)Excludes net income associated with redeemable noncontrolling interests of $9 million.
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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2025	879,334	$46.64
2026	1,945,729	$43.68
As of September 30, 2026, a total of $224 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, of which $24 million will expire on December 31, 2026 and $200 million will expire on December 31, 2028.
During the nine month period ended September 30, 2026, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
On October 21, 2026, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on November 13, 2026 to stockholders of record on November 2, 2026.
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
Seed investments held in entities in which the Company maintained a controlling financial interest were $170 million in twelve entities as of September 30, 2026, as compared to $183 million in thirteen entities as of December 31, 2025. LFI investments held in entities in which the Company maintained a controlling financial interest were $27 million in eight entities as of September 30, 2026, as compared to $63 million in nine entities as of December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 20 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in

“investments” on the condensed consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.
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
Data relating to investments is set forth below:

	September 30, 2026	December 31, 2025
	($ in thousands)
Seed investments by asset class:
Debt	$407	$1,729
Equity (a)	238,263	215,237
Fixed income	21,011	24,493
Alternative investments	22,749	29,856
Private equity	8,257	20,144
Total seed investments	290,687	291,459
Other investments owned:
Private equity	13,376	7,468
Other	1,745	1,653
Total other investments owned	15,121	9,121
Subtotal	305,808	300,580
Private equity consolidated, not owned	–	21,493
Equity method	6,371	18,752
LFI	208,594	285,021
Total investments	$520,773	$625,846
_______________________

(a)At September 30, 2026 and December 31, 2025, seed investments in directly owned equity securities were invested as follows:

	September 30, 2026	December 31, 2025
Percentage invested in:
Financials	17%	17%
Consumer	23	28
Industrial	15	14
Technology	26	23
Other	19	18
Total	100%	100%
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
Equity Market Price Risk—At September 30, 2026 and December 31, 2025, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $276 million and $259 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $2.0 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively, in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At September 30, 2026 and December 31, 2025, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $16 million and $22 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net decrease of approximately $0.6 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At September 30, 2026 and December 31, 2025, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and private equity investments was $115 million and $114 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $2.5 million and $2.0 million in the carrying value of such investments as of September 30, 2026 and December 31, 2025, respectively, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2026 and December 31, 2025, the Company’s exposure to changes in fair value of such investments was approximately $22 million and $28 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.2 million and $2.8 million, respectively, in the carrying value of such investments as of September 30, 2026 and December 31, 2025.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At September 30, 2026, total receivables amounted to $843 million, net of an allowance for credit losses of $25 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 72% and 28% of total receivables, respectively. At December 31, 2025, total receivables amounted to $898 million, net of an allowance for credit losses of $23 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 79% and 21% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At September 30, 2026 and December 31, 2025, customers and other receivables included $151 million and $142 million, respectively. Such LFB loans are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $2 million and $0.5 million at September 30, 2026 and December 31, 2025, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $22 million and $30 million at September 30, 2026 and December 31, 2025, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $116 million and $189 million at September 30, 2026 and December 31, 2025, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents typically bear interest at market interest rates. Based on account balances as of September 30, 2026, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $13 million in the event interest rates were to increase by 1% and decrease by approximately $13 million if rates were to decrease by 1%.
As of September 30, 2026, the Company’s cash and cash equivalents totaled approximately $1,264 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii)

overnight reverse repurchase agreements and (iv) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Repurchases of Equity Securities
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the third quarter of 2026. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2026
Share Repurchase Program (1)	100,000	$41.42	100,000	$253.2	million
Employee Tax Withholding Transactions (2)	3,366	$41.12
August 1 – August 31, 2026
Share Repurchase Program (1)	665,144	$43.83	665,144	$224.0	million
Employee Tax Withholding Transactions (2)	–	$–
September 1 – September 30, 2026
Share Repurchase Program (1)	–	$–	–	$224.0	million
Employee Tax Withholding Transactions (2)	143,592	$43.29
Total
Share Repurchase Program (1)	765,144	$43.51	765,144	$224.0	million
Employee Tax Withholding Transactions (2)	146,958	$43.24
____________________

(1)The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below as of September 30, 2026.

Date	Repurchase Authorization	Expiration
	($ in thousands)
July 2024	$200,000	December 31, 2026
July 2026	$200,000	December 31, 2028
The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under the 2018 Plan, as amended. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions, including those with employees. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below. As of September 30, 2026, a total of $224 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, of which $24 million will expire on December 31, 2026 and $200 million will expire on December 31, 2028.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended September 30, 2026, the Company satisfied such obligations in lieu of issuing 146,958 shares of common stock upon the settlement of 673,849 RSUs.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the three months ended September 30, 2026, no directors or officers of the Company entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Lazard securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

22.1	List of Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on February 23, 2026).

31.1	Rule 13a-14(a) Certification of Peter R. Orszag.

31.2	Rule 13a-14(a) Certification of Tracy Farr.

32.1*	Section 1350 Certification for Peter R. Orszag.

32.2*	Section 1350 Certification for Tracy Farr.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_____________________
*Furnished herewith. These exhibits shall not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 26, 2026

LAZARD, INC.

By:	/s/ Tracy Farr
Name:	Tracy Farr
Title:	Chief Financial Officer

By:	/s/ Michael Gathy
Name:	Michael Gathy
Title:	Chief Accounting Officer